Form 10-Q
period 1996-03-31
CNL INCOME FUND VII LTD
filed 1996-05-15
CIK 856203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                     Commission file number
                             0-19140
                     ----------------------


                    CNL Income Fund VII, Ltd.
- - ------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


          Florida                             59-2963871
- - ----------------------------        ------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- - ----------------------------        ------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------







                                   CONTENTS
                                   --------




Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-10

Part II

  Other Information                                               11







                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
            ASSETS                                  1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,768,171
  and $1,686,119                                 $16,828,279      $16,401,919
Net investment in direct financing
  leases                                           4,151,098        4,676,119
Investment in joint ventures                       1,813,617        1,823,158
Mortgage notes receivable, less
  deferred gain of $127,864 and
  $128,065                                         1,265,809        1,267,849
Cash and cash equivalents                            726,263          725,074
Receivables, less allowance for
  doubtful accounts of $300,022
  and $461,143                                        14,127           48,191
Prepaid expenses                                       5,168            5,033
Accrued rental income, less
  allowance for doubtful accounts
  of $9,500 and $9,155                               932,711          907,851
Other assets                                          60,422           60,422
                                                 -----------      -----------

                                                 $25,797,494      $25,915,616
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     4,784      $     3,655
Accrued and escrowed real estate
  taxes payable                                        1,497           47,111
Distributions payable                                675,000          675,000
Due to related parties                                14,448           13,311
Rents paid in advance                                     -            11,983
                                                 -----------      -----------
    Total liabilities                                695,729          751,060

Commitment (Note 2)

Minority interest                                    149,331          149,649

Partners' capital                                 24,952,434       25,014,907
                                                 -----------      -----------

                                                 $25,797,494      $25,915,616
                                                 ===========      ===========

           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended
                                                             March 31,
                                                      1996            1995
                                                   ----------      ----------

Revenues:
  Rental income from operating leases              $  499,110      $  514,201
  Earned income from direct financing
    leases                                            125,775         136,000
  Contingent rental income                                228           3,925
  Interest and other income                            88,130           9,450
                                                   ----------      ----------
                                                      713,243         663,576
                                                   ----------      ----------

Expenses:
  General operating and administrative                 40,054          26,759
  Professional services                                10,192           5,841
  State and other taxes                                 2,417           2,405
  Depreciation and amortization                        82,052          86,096
                                                   ----------      ----------
                                                      134,715         121,101
                                                   ----------      ----------

Income Before Minority Interest in
  Income of Consolidated Joint Venture,
  Equity in Earnings of Unconsolidated
  Joint Ventures and Gain on Sale of
  Land and Building                                   578,528         542,475

Minority Interest in Income of
  Consolidated Joint Venture                           (4,631)         (4,635)

Equity in Earnings of Unconsolidated
  Joint Ventures                                       38,429          38,496

Gain on Sale of Land and Building                         201              -
                                                   ----------      ----------

Net Income                                         $  612,527      $  576,336
                                                   ==========      ==========

Allocation of Net Income:
  General partners                                 $    6,125      $    5,763
  Limited partners                                    606,402         570,573
                                                   ----------      ----------

                                                   $  612,527      $  576,336
                                                   ==========      ==========


Net Income Per Limited Partner Unit                $    0.020      $    0.019
                                                   ==========      ==========

Weighted Average Number of Limited
  Partner Units Outstanding                        30,000,000      30,000,000
                                                   ==========      ==========

           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 30,       December 31,
                                                   1996              1995
                                               -------------     ------------

General partners:
  Beginning balance                             $   133,199      $   112,415
  Net income                                          6,125           20,784
                                                -----------      -----------
                                                    139,324          133,199
                                                -----------      -----------

Limited partners:
  Beginning balance                              24,881,708       25,620,346
  Net income                                        606,402        1,961,364
  Distributions ($0.023 and
    $0.090 per limited partner
    unit, respectively)                            (675,000)      (2,700,002)
                                                -----------      -----------
                                                 24,813,110       24,881,708
                                                -----------      -----------

Total partners' capital                         $24,952,434      $25,014,907
                                                ===========      ===========

           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                    1996            1995
                                                -----------      -----------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                $   679,016      $   673,368
                                                -----------      -----------

    Cash Flows from Investing
      Activities:
        Collections on mortgage
          notes receivable                            2,122               -
                                                -----------      -----------
            Net cash provided by
              investing activities                    2,122               -
                                                -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (675,000)        (735,000)
        Distributions to holder
          of minority interest                       (4,949)          (3,081)
                                                -----------      -----------
            Net cash used in
              financing activities                 (679,949)        (738,081)
                                                -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    1,189          (64,713)

Cash and Cash Equivalents at
  Beginning of Quarter                              725,074        1,005,053
                                                -----------      -----------

Cash and Cash Equivalents at End of
  Quarter                                       $   726,263      $   940,340
                                                ===========      ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Net investment in direct
      financing lease reclassified
      as building under operating
      lease as a result of lease
      amendment                                 $   508,412      $        -
                                                ===========      ===========

    Distributions declared and
      unpaid at end of quarter                  $   675,000      $   675,000
                                                ===========      ===========

           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership) for the year ended December 31, 1995.

      The Partnership accounts for its 83 percent interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Commitment:
      ----------

      In March 1996, the Partnership entered into a purchase and sale agreement to sell its property in Colorado Springs, Colorado, to an unrelated, third party. The closing is scheduled to take place no later than June 30, 1996. The general partners anticipate that proceeds received from the sale of this property will be in excess of the carrying value of the property and will be reinvested in an additional property. The sale of this Property had not occurred as of April 30, 1996.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 41 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
- - -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $679,016 and $673,368 for the quarters ended March 31, 1996 and 1995, respectively.

      In March 1996, the Partnership entered into an agreement with the tenant of the Property in Daytona Beach, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $13,200 of the rental payment deferral amounts. The tenant made the first payment of approximately $5,700 in April 1996 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $33,700 in six remaining annual installments through 2002.

      In March 1996, the Partnership entered into a purchase and sale agreement to sell its Property in Colorado Springs, Colorado, to an unrelated, third party. The closing is scheduled to take place no later than June 30, 1996. The general partners anticipate that proceeds received from the sale of this Property will be in excess of the carrying value of the Property and will be reinvested in an additional Property. The sale of this Property had not occurred as of April 30, 1996.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $726,263 invested in such short-term investments as compared to $725,074 at December 31, 1995. The funds remaining at March 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $695,729 at March 31, 1996, from $751,060 at December 31, 1995, primarily as the result of the reversal of real estate taxes that the Partnership had accrued at December 31, 1995, for the Properties in Pueblo and Colorado Springs, Colorado. The accrual for real estate taxes was reversed due to the fact that the corporate franchisor paid the amounts due as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 1996 and 1995. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. No amounts distributed to the limited partners for the quarters ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- - ---------------------

      During the quarter ended March 31, 1995, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 34 wholly owned Properties (including two Properties in Florence, South Carolina, and Jacksonville, Florida, which were sold in August and December 1995, respectively) and during the quarter ended March 31, 1996, the Partnership and its consolidated joint venture owned and leased 32 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership and San Antonio #849 Joint Venture earned $624,885 and $650,201, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased approximately $41,500 during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the sale of the Partnership's Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively.

      In addition, rental and earned income decreased approximately $2,700 during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the fact that the Partnership negotiated an assignment and amendment of the lease for its Property in Pueblo, Colorado.
As a result of the assignment and amendment, the Partnership wrote off amounts due from the former tenant totalling approximately $119,100, approximately $110,600 of which had been previously reserved by the Partnership and approximately $8,500 of which was charged to income, during the quarter ended March 31, 1996.

      Rental and earned income also decreased approximately $14,300 during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as the result of the Partnership's amending the lease for its Property in Hartland, Michigan, to provide for reduced base rental payments for a one-year period, beginning in January 1996. This increase was partially offset by a decrease of approximately $10,500 due to the fact that the Partnership increased its allowance for doubtful accounts relating to this Property during the quarter ended March 31, 1995, and no such adjustments were made during the quarter ended March 31, 1996. During the quarter ended March 31, 1996, the building portion of the lease was reclassified from a direct financing lease to an operating lease as a result of the lease amendment.

      The decrease in rental and earned income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was partially offset as a result of the fact that the Partnership recorded as income approximately $14,600 in rental payment deferrals for the Property in Daytona Beach, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. In March 1996, the Partnership entered into an agreement with the tenant to collect the remaining balance, as discussed above in "Liquidity and Capital Resources." If such amounts are collected, the Partnership will reverse the remaining allowance for doubtful accounts and record such amounts as income.

      The decrease in rental and earned income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was also partially offset by an increase of approximately $10,500 due to the fact that in January 1996, the Partnership agreed to accept reduced monthly rents from the tenant of the Property in Colorado Springs, Colorado, beginning January 29, 1996, for a six month period. During the quarter ended March 31, 1995, the Partnership did not recognize any income from this Property as a result of establishing an allowance for doubtful accounts for rent receivable amounts. In March 1996, the Partnership entered into a purchase and sale agreement to sell this Property as described above in "Liquidity and Capital Resources." The Partnership intends to continue pursuing collection of past due amounts and will recognize any such amounts as income if collected.

      During the quarters ended March 31, 1996 and 1995, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $38,429 and $38,496, respectively, attributable to net income earned by these unconsolidated joint ventures.

      In addition, during the quarters ended March 31, 1996 and 1995, the Partnership earned $88,130 and $9,450, respectively, in interest and other income. The increase in interest and other income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was partially attributable to an increase of approximately $35,300 relating to interest earned on the mortgage notes receivable accepted in connection with the sales of the Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. In addition, the increase in interest and other income was partially attributable to the Partnership recognizing approximately $46,400 in other income due to the fact that the corporate franchisor paid past due real estate taxes relating to the Properties in Pueblo and Colorado Springs, Colorado, during the quarter ended March 31, 1996. Due to financial difficulties the former tenant of these Properties had been experiencing, the Partnership had previously accrued the past due real estate taxes relating to these Properties.

      Operating expenses, including depreciation and amortization expense, were $134,715 and $121,101 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995. Operating expenses also increased during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of an increase in depreciation expense due to the reclassification of the building portion of the lease relating to the Property in Hartland, Michigan, from a direct financing lease to an operating lease.

      The increase in operating expenses was partially offset by a decrease in depreciation expense during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the demolition of the Property in Daytona Beach, Florida, the sale of the Property in Florence, South Carolina, and the sale of the Property in Jacksonville, Florida, during 1995.

      As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $201 during the quarter ended March 31, 1996. No Properties were sold during the quarters ended March 31, 1996 or 1995.






                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.







                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of May, 1996.

                              CNL INCOME FUND VII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)