Form 10-Q
period 1996-06-30
CNL INCOME FUND VII LTD
filed 1996-08-14
CIK 856203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to ---------------


                            Commission file number
                                    0-19140
                            ----------------------

                    CNL Income Fund VII, Ltd.
 -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                             59-2963871
- -----------------------------         --------------------------
 (State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
            tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------           --------------------------
 (Address of principal                       (Zip Code)
   executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                        --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No




                                   CONTENTS
                                   --------



Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-12

Part II

  Other Information                                               13


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                   June 30,      December 31,
            ASSETS                                  1996             1995
                                                -----------     -------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $1,850,207
  and $1,686,119                                 $16,745,429      $16,401,919
Net investment in direct financing
  leases                                           4,133,987        4,676,119
Investment in joint ventures                       1,804,854        1,823,158
Mortgage notes receivable, less
  deferred gain of $127,658 and
  $128,065                                         1,263,616        1,267,849
Cash and cash equivalents                            715,653          725,074
Receivables, less allowance for
  doubtful accounts of $183,158
  and $461,143                                         3,002           48,191
Prepaid expenses                                       9,516            5,033
Accrued rental income, less
  allowance for doubtful accounts
  of $9,845 and $9,155                               958,287          907,851
Other assets                                          60,422           60,422
                                                 -----------      -----------

                                                 $25,694,766      $25,915,616
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     2,526      $     3,655
Accrued and escrowed real estate
  taxes payable                                       10,350           47,111
Distributions payable                                675,000          675,000
Due to related parties                                 9,988           13,311
Rents paid in advance                                  5,191           11,983
                                                 -----------      -----------
    Total liabilities                                703,055          751,060

Minority interest                                    149,136          149,649

Partners' capital                                 24,842,575       25,014,907
                                                 -----------      -----------

                                                 $25,694,766      $25,915,616
                                                 ===========      ===========





           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME



                                 Quarter Ended           Six Months Ended
                                     June 30,                  June 30,
                                 1996        1995         1996        1995
                               ----------- ---------    ---------   ---------
Revenues:
  Rental income from
    operating leases          $  493,479  $  458,794   $  992,589  $  972,995
  Earned income from
    direct financing leases      130,317     135,488      256,092     271,488
  Contingent rental income           481       2,582          709       6,507
  Interest and other
    income                        34,433       6,735      122,563      16,185
                              ----------  ----------   ----------  ----------
                                 658,710     603,599    1,371,953   1,267,175
                              ----------  ----------   ----------  ----------
Expenses:
  General operating and
    administrative                41,943      35,989       81,997      62,748
  Professional services            3,780      11,131       13,972      16,972
  Real estate taxes                   -       33,967           -       33,967
  State and other taxes               32         157        2,449       2,562
  Depreciation and
    amortization                  82,036      84,259      164,088     170,355
                              ----------  ----------   ----------  ----------
                                 127,791     165,503      262,506     286,604
                              ----------  ----------   ----------  ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures,
  Gain on Sale of Land
  and Building and Loss
  on Demolition of Building      530,919     438,096    1,109,447     980,571

Minority Interest in
  Income of Consoli-
  dated Joint Venture             (4,679)     (4,700)      (9,310)     (9,335)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                        38,695      38,810       77,124      77,306

Gain on Sale of Land and
  Building                           206          -           407          -

Loss on Demolition of
  Building                            -     (174,466)          -     (174,466)
                              ----------  ----------   ----------  ----------

Net Income                    $  565,141  $  297,740   $1,177,668  $  874,076
                              ========== ===========   ========== ===========

Allocation of Net Income:
  General partners            $    5,652  $    2,977   $   11,777  $    8,741
  Limited partners               559,489     294,763    1,165,891     865,335
                              ----------  ----------   ----------  ----------

                              $  565,141  $  297,740   $1,177,668  $  874,076
                              ==========  ==========   ==========  ==========

Net Income Per Limited
  Partner Unit                $    0.019  $    0.010   $    0.039  $    0.029
                              =========== ==========   ==========  ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                 30,000,000  30,000,000   30,000,000  30,000,000
                              ==========  ==========  =========== ===========


           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended     Year Ended
                                                 June 30,        December 31,
                                                  1996               1995
                                            ----------------     -----------
General partners:
  Beginning balance                            $   133,199       $   112,415
  Net income                                        11,777            20,784
                                               -----------       -----------
                                                   144,976           133,199
                                               -----------       -----------

Limited partners:
  Beginning balance                             24,881,708        25,620,346
  Net income                                     1,165,891         1,961,364
  Distributions ($0.045 and
    $0.090 per limited partner
    unit, respectively)                         (1,350,000)       (2,700,002)
                                               -----------       -----------
                                                24,697,599        24,881,708
                                               -----------       -----------

Total partners' capital                        $24,842,575       $25,014,907
                                               ===========       ===========



           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                            June 30,
                                                      1996          1995
                                                   -----------    -----------
 Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,346,104    $ 1,274,376
                                                   -----------    -----------

    Cash Flows from Investing
      Activities:
        Collections on mortgage
          notes receivable                              4,298             -
                                                   -----------    -----------
            Net cash provided by
              investing activities                      4,298             -
                                                   -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (1,350,000)   (1,410,000)
        Distributions to holder
          of minority interest                         (9,823)       (7,804)
                                                   -----------    -----------
            Net cash used in financing
              activities                           (1,359,823)   (1,417,804)
                                                   -----------    -----------

Net Decrease in Cash and Cash
  Equivalents                                          (9,421)     (143,428)

Cash and Cash Equivalents at
  Beginning of Period                                 725,074     1,005,053
                                                   -----------    -----------

Cash and Cash Equivalents at
  End of Period                                   $   715,653    $   861,625
                                                   ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Net investment in direct
      financing lease reclassified
      as building under operating
      lease as a result of lease
      amendment                                   $   507,598    $        -
                                                   ===========    ===========

    Distributions declared and
      unpaid at end of period                     $   675,000    $   675,000
                                                   ===========    ===========



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Subsequent Event:

      In July 1996, the Partnership sold its property in Colorado Springs, Colorado, for $1,075,000 and received net sales proceeds of $1,044,909, resulting in a gain of approximately $194,800 for financial reporting purposes. This property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $144,000 in excess of its original purchase price. The Partnership intends to reinvest the proceeds in an additional property.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrange-ments, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 41 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,346,104 and $1,274,376 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations is primarily a result of the changes in income and expenses as discussed in "Results of Operations" and changes in the Partnership's working capital.

      In March 1996, the Partnership entered into an agreement with the tenant of the Property in Daytona Beach, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant. Under the agreement, the Partnership agreed to abate approximately $13,200 of the rental payment deferral amounts. The tenant made the first payment of approximately $5,700 in April 1996 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $33,700 in six remaining annual installments through 2002.

      In July 1996, the Partnership sold its Property in Colorado Springs, Colorado, for $1,075,000, and received net sales proceeds of $1,044,909, resulting in a gain of approximately $194,800 for financial reporting purposes. This Property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $144,000 in excess of its original purchase price. The remaining net sales proceeds are expected to be invested in an additional Property or used for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Colorado Springs, Colorado, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $715,653 invested in such short-term investments as compared to $725,074 at December 31, 1995. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $703,055 at June 30, 1996, from $751,060 at December 31, 1995, primarily as the result of the reversal of real estate taxes that the Partnership had accrued at December 31, 1995, for the Properties in Pueblo and Colorado Springs, Colorado. The accrual for real estate taxes was reversed due to the fact that the corporate franchisor paid the amounts due as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 1996 and 1995 ($675,000 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner-ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appro-priate in connection with the operations of the Partnership.

Results of Operations
 ---------------------

      During the six months ended June 30, 1995, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 34 wholly owned Properties (including two Properties in Florence, South Carolina, and Jacksonville, Florida, which were sold in August and December 1995, respectively) and during the six months ended June 30, 1996, the Partnership and its consolidated joint venture owned and leased 32 wholly owned Properties to operators of fast-food and family-style restaurant chains.
 In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership and San Antonio #849 Joint Venture earned $1,248,681 and $1,244,483, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $623,796 and $594,282 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. Rental and earned income increased during the quarter and six months ended June 30, 1996, by approximately $48,500 and $35,400, respectively, due to the fact that in January 1996, the Partnership negotiated an assignment and amendment of the lease for its Property in Pueblo, Colorado. During the quarter and six months ended June 30, 1995, the Partnership did not recognize any income from this Property as a result of establishing an allowance for doubtful accounts for rent receivable amounts. As a result of the assignment and amendment, the Partnership wrote off amounts due from the former tenant totalling approximately $119,100, approximately $110,600 of which had been previously reserved by the Partnership and approximately $8,500 of which had been recorded as income during the six months ended June 30, 1996.

      In addition, rental and earned income increased during the quarter and six months ended June 30, 1996, by approximately $15,000 and $25,500, respectively, due to the fact that in January 1996, the Partnership agreed to accept reduced monthly rents from the tenant of the Property in Colorado Springs, Colorado, beginning January 29, 1996, for a six month period. During the quarter and six months ended June 30, 1995, the Partnership did not recognize any income from this Property as a result of establishing an allowance for doubtful accounts for rent receivable amounts. In July 1996, the Partnership sold this Property as described above in "Liquidity and Capital Resources."

      Rental and earned income also increased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, as a result of the fact that the Partnership recorded as income approximately $20,300 in rental payment deferrals for the Property in Daytona Beach, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to collect the remaining balance of the rental payment deferral amounts as discussed above in "Liquidity and Capital Resources." If such amounts are collected, the Partnership will reverse the remaining allowance for doubtful accounts and record such amounts as income. Rental and earned income also increased during the quarter and six months ended June 30, 1996, as a result of the fact that during the quarter and six months ended June 30, 1995, the Partnership established an allowance for doubtful accounts of approximately $5,100 for rental payment deferral amounts deemed uncollectible.

      No such allowance was established during the quarter and six months ended June 30, 1996.

      Rental and earned income also increased during the quarter and six months ended June 30, 1996, due to the fact that the Partnership increased its allowance for doubtful accounts relating to its Property in Hartland, Michigan, during the quarter and six months ended June 30, 1995,and no such adjustments were made during the quarter and six months ended June 30, 1996. This increase was partially offset by a decrease during the quarter and six months ended June 30, 1996, as a result of the Partnership amending the lease for this Property to provide for reduced base rental payments for a one-year period, beginning in January 1996. During the six months ended June 30, 1996, the building portion of the lease was reclassified from a direct financing lease to an operating lease as a result of the lease amendment.

      The increase in rental and earned income during the quarter and six months ended June 30, 1996, was partially offset by a decrease of approximately $41,100 and $82,600, respectively, as a result of the sale of the Partnership Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively.

      During the six months ended June 30, 1996 and 1995, the Partnership earned $709 and $6,507, respectively, in contingent rental income, $481 and $2,582 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in contingent rental income during the six months ended June 30, 1996, is primarily attributable to downward adjustments to contingent rental income during the six months ended June 30, 1996. These adjustments were due to the fact that the amounts reported at December 31, 1995, included certain estimated amounts and were adjusted to actual amounts during the six months ended June 30, 1996.

      During the six months ended June 30, 1996 and 1995, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $77,124 and $77,306, respectively, attributable to net income earned by these unconsolidated joint ventures, $38,695 and $38,810 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

      In addition, during the six months ended June 30, 1996 and 1995, the Partnership earned $122,563 and $16,185, respectively, in interest and other income, $34,433 and $6,735 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in interest and other income during the quarter and six months ended June 30, 1996, was primarily attributable to an increase of approximately $35,100 and $70,300, respectively, relating to interest earned on the mortgage notes receivable accepted in connection with the sales of the Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. In addition, the increase in interest and other income during the six months ended June 30, 1996, was attributable to the Partnership recognizing approximately $38,600 in other income, which was net of approximately $8,000 of 1996 real estate tax expense, as discussed below, due to the fact that the corporate franchisor paid past due real estate taxes, which the Partnership had previously accrued, relating to the Properties in Pueblo and Colorado Springs, Colorado, during the six months ended June 30, 1996. Due to financial difficulties the former tenant of these Properties had been experiencing, the Partnership had previously accrued the past due real estate taxes relating to these Properties.

      Operating expenses, including depreciation and amortization expense, were $262,506 and $286,604 for the six months ended June 30, 1996 and 1995, respectively, of which $127,791 and $165,503 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1996, is primarily due to the fact that the Partnership accrued real estate taxes for the Properties in Pueblo and Colorado Springs, Colorado, during the quarter and six months ended June 30, 1995, as discussed above. During the quarter and six months ended June 30, 1996, no real estate taxes were recorded for the Property in Pueblo, Colorado, due to the fact that the new tenant of this Property is responsible for the real estate taxes under the terms of the assigned lease. The Partnership accrued real estate taxes for the quarter and six months ended June 30, 1996, relating to the Property in Colorado Springs, Colorado, due to financial difficulties the tenant is experiencing. Due to the fact that the corporate franchisor paid approximatley $46,600 of 1995 real estate taxes relating to the Properties in Pueblo and Colorado Springs, Colorado, during 1996, as discussed above, the Partnership reversed approximately $8,000 of amounts previously accrued by the Partnership as a reduction to 1996 real estate tax expense and recorded the remaining $38,600 as other income.

      The decrease in operating expenses during the quarter and six months ended June 30, 1996, was partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $206 and
$407 during the quarter and six months ended June 30, 1996, respectively.   In
addition, during the six months ended June 30, 1995, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement. As a result, the undepreciated cost of the building of $174,466 was charged to income for financial reporting purposes during the six months ended June 30, 1995. No Properties were sold during the six months ended June 30, 1996 or 1995.


                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable.

Item 3.     Defaults upon Senior Securities.  Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 8th day of August, 1996.

                              CNL INCOME FUND VII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                          ------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                    By:  /s/ Robert A. Bourne
                                           --------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)