Form 10-Q
period 1996-09-30
CNL INCOME FUND VII LTD
filed 1996-11-13
CIK 856203

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               -----------------------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                  Commission file number
                          0-19140
                  ----------------------


                 CNL Income Fund VII, Ltd.
    -----------------------------------------------------
    (Exact name of registrant as specified in its charter)


          Florida                             59-2963871
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------






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










                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,805,871
  and $1,686,119                                $15,581,575      $16,401,919
Net investment in direct financing
  leases                                          4,116,357        4,676,119
Investment in joint ventures                      1,795,540        1,823,158
Mortgage notes receivable, less
  deferred gain of $127,447 and
  $128,065                                        1,261,581        1,267,849
Cash and cash equivalents                           697,908          725,074
Restricted cash                                   1,042,908               -
Receivables, less allowance for
  doubtful accounts of $185,794
  and $461,143                                       21,726           48,191
Prepaid expenses                                      7,993            5,033
Accrued rental income, less
  allowance for doubtful accounts
  of $10,315 and $9,155                             983,638          907,851
Other assets                                         60,422           60,422
                                                -----------      -----------

                                                $25,569,648      $25,915,616
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     4,160      $     3,655
Accrued and escrowed real estate
  taxes payable                                       3,294           47,111
Distributions payable                               675,000          675,000
Due to related parties                               13,205           13,311
Rents paid in advance                                24,159           11,983
                                                -----------      -----------
    Total liabilities                               719,818          751,060

Minority interest                                   148,873          149,649

Partners' capital                                24,700,957       25,014,907
                                                -----------      -----------

                                                $25,569,648      $25,915,616
                                                ===========      ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended         Nine Months Ended
                                   September 30,           September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
Revenues:
  Rental income from
    operating leases           $  478,874  $  467,102  $1,471,463  $1,440,097
  Earned income from direct
    financing leases              124,752     135,260     380,844     406,748
  Contingent rental income          1,361       4,869       2,070      11,376
  Interest and other income        65,855      29,548     188,418      45,733
                               ----------  ----------  ----------  ----------
                                  670,842     636,779   2,042,795   1,903,954
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 38,737      40,510     120,734     103,258
  Professional services             5,122       5,870      19,094      22,842
  Bad debt expense                     -        1,695          -        1,695
  Real estate taxes                 9,010       8,112       9,010      42,079
  State and other taxes                -           -        2,449       2,562
  Depreciation and amorti-
    zation                         78,320      81,508     242,408     251,863
                               ----------  ----------  ----------  ----------
                                  131,189     137,695     393,695     424,299
                               ----------  ----------  ----------  ----------

Income Before Minority
  Interest in Income of Con-
  solidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures, Gain on Sale of
  Land and Buildings, Loss
  on Disposal of Building and
  Provision for Loss on Land
  and Building                    539,653     499,084   1,649,100   1,479,655

Minority Interest in Income of
  Consolidated Joint Venture       (4,690)     (4,692)    (14,000)    (14,027)

Equity in Earnings of Uncon-
  solidated Joint Ventures         38,833      38,815     115,957     116,121

Gain on Sale of Land and
  Buildings                       195,051         109     195,458         109

Loss on Disposal of Building           -           -           -     (174,466)

Provision for Loss on Land
  and Building                   (235,465)         -     (235,465)         -
                               ----------  ----------  ----------  ----------

Net Income                     $  533,382  $  533,316  $1,711,050  $1,407,392
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    5,647  $    5,333  $   17,424  $   14,074
  Limited partners                527,735     527,983   1,693,626   1,393,318
                               ----------  ----------  ----------  ----------

                               $  533,382  $  533,316  $1,711,050  $1,407,392
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.02  $     0.02  $     0.06  $     0.05
                               ==========  ==========  ==========  ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                  30,000,000  30,000,000  30,000,000  30,000,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1996                1995
                                           -----------------     ------------

General partners:
  Beginning balance                           $   133,199        $   112,415
  Net income                                       17,424             20,784
                                              -----------        -----------
                                                  150,623            133,199
                                              -----------        -----------

Limited partners:
  Beginning balance                            24,881,708         25,620,346
  Net income                                    1,693,626          1,961,364
  Distributions ($0.068 and
    $0.090 per limited partner
    unit, respectively)                        (2,025,000)        (2,700,002)
                                              -----------        -----------
                                               24,550,334         24,881,708
                                              -----------        -----------

Total partners' capital                       $24,700,957        $25,014,907
                                              ===========        ===========


           See accompanying notes to condensed financial statements.










                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995
                                                    -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating Activities       $ 2,006,079   $ 1,906,884
                                                    -----------   -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and building         1,044,909            -
      Increase in restricted cash                    (1,044,909)           -
      Collections on mortgage notes receivable            6,531           977
                                                    -----------   -----------
          Net cash provided by investing
            activities                                    6,531           977
                                                    -----------   -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners              (2,025,000)   (2,085,000)
      Distributions to holder of minority
        interest                                        (14,776)      (12,539)
                                                    -----------   -----------
          Net cash used in financing
            activities                               (2,039,776)   (2,097,539)
                                                    -----------   -----------

Net Decrease in Cash and Cash Equivalents               (27,166)     (189,678)

Cash and Cash Equivalents at Beginning of
  Period                                                725,074     1,005,053
                                                    -----------   -----------

Cash and Cash Equivalents at End of Period          $   697,908   $   815,375
                                                    ===========   ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Net investment in direct financing lease
      reclassified as building under operating
      lease as a result of lease amendment          $   507,598   $        -
                                                    ===========   ===========

    Mortgage note accepted in exchange for sale
      of land and building                          $        -    $ 1,160,000
                                                    ===========   ===========

    Distributions declared and unpaid at end
      of period                                     $   675,000   $   675,000
                                                    ===========   ===========


           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Land and Buildings on Operating Leases:
      --------------------------------------

      In July 1996, the Partnership sold its property in Colorado Springs, Colorado, for $1,075,000 and received net sales proceeds of $1,044,909, resulting in a gain of approximately $194,840 for financial reporting purposes. This property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $144,000 in excess of its original purchase price.

      At September 30, 1996, the Partnership established an allowance for loss on land and building in the amount of $235,465 for financial reporting purposes for the property in Hartland, Michigan. The allowance represents the difference between the (i) property's carrying value at September 30, 1996, and (ii) the net realizable value of the property based on the net sales proceeds of $617,035 received for this property in October 1996 (see Note 4).

3.    Restricted Cash:
      ---------------

      As of September 30, 1996, sales proceeds of $1,035,899 from the sale of the property in Colorado Springs, Colorado, plus accrued interest of $7,009, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

4.    Subsequent Event:
      ----------------

      In October 1996, the Partnership sold its property in Hartland, Michigan, for $625,000 and received net sales proceeds of $617,035, resulting in a loss of approximately $235,465 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional property.

      In October 1996, the Partnership reinvested the net sales proceeds it received from the sale of the property in Colorado Springs, Colorado, along with additional funds, in a Boston Market property located in Marietta, Georgia. The property is subject to a long-term, triple-net lease with terms substantially the same as the Partnership's other leases.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 40 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,006,079 and $1,906,884 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations is primarily a result of the changes in income and expenses as discussed in "Results of Operations" and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996.

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

      In July 1996, the Partnership sold its Property in Colorado Springs, Colorado, for $1,075,000, and received net sales proceeds of $1,044,909, resulting in a gain of $194,840 for financial reporting purposes. This Property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for
approximately $144,000 in excess of its original purchase price.   As of
September 30, 1996, the remaining net sales proceeds of $1,035,899 plus accrued interest of $7,009, were being held in an interest-bearing escrow account. In October 1996, the Partnership reinvested the net sales proceeds, along with additional funds, in a Boston Market Property located in Marietta, Georgia. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Colorado Springs, Colorado, and the reinvestment of the proceeds in a Property in Marietta, Georgia, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

      In October 1996, the Partnership sold its Property in Hartland, Michigan, for $625,000 and received net sales proceeds of $617,035, resulting in a loss of approximately $235,465, for financial reporting purposes. During the nine months ended September 30, 1996, the Partnership established an allowance for loss on land and building in the amount of $235,465 for financial reporting purposes. The allowance represents the difference between the (i) Property's carrying value at September 30, 1996, and (ii) the net realizable value of the Property based on the net sales proceeds of $617,035 received for this Property in October 1996. The Partnership intends to reinvest the net sales proceeds in an additional Property.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $697,908 invested in such short-term investments as compared to $725,074 at December 31, 1995. The funds remaining at September 30, 1996, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $719,818 at September 30, 1996, from $751,060 at December 31, 1995. Liabilities at September 30, 1996, to the extent they exceed cash and cash equivalents at September 30, 1996, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 1996 and 1995 ($675,000 for each of the quarters ended September 30, 1996 and 1995). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 34 wholly owned Properties (including two Properties in Florence, South Carolina, and Jacksonville, Florida, which were sold in August and December 1995, respectively), and during the nine months ended September 30, 1996, the Partnership and its consolidated joint venture owned and leased 32 wholly owned Properties (including one Property in Colorado Springs, Colorado, that was sold in July 1996), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership and San Antonio #849 Joint Venture earned $1,852,307 and $1,846,845, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $603,626 and $602,362 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. Rental and earned income increased during the quarter and nine months ended September 30, 1996, by approximately $23,600 and $63,500, respectively, due to the fact that in January 1996, the Partnership negotiated an assignment and amendment of the lease for its Property in Pueblo, Colorado, and started receiving rental payments relating to this Property. In addition, during the nine months ended September 30, 1996, the Partnership wrote off amounts due from the former tenant totalling approximately $119,100, approximately $110,600 of which had been previously reserved as uncollectible by the Partnership. During the quarter and nine months ended September 30, 1995, the Partnership did not recognize any rental income due to the fact that the former tenant defaulted under the terms of its lease and the Partnership established an allowance for doubtful accounts, as described above.

      In addition, rental and earned income increased during the nine months ended September 30, 1996, by approximately $22,300 due to the fact that in January 1996, the Partnership agreed to accept reduced monthly rents from the tenant of the Property in Colorado Springs, Colorado, beginning January 29, 1996, for a six month period. During the nine months ended September 30, 1995, the Partnership did not recognize any income from this Property as a result of establishing an allowance for doubtful accounts for rent receivable amounts. In July 1996, the Partnership sold this Property as described above in "Liquidity and Capital Resources."

      Rental and earned income also increased during the quarter and nine months ended September 30, 1996, due to the fact that the Partnership increased its allowance for doubtful accounts relating to its Property in Hartland, Michigan, during the quarter and nine months ended September 30, 1995, and no such adjustments were made during the quarter and nine months ended September 30, 1996. This increase was partially offset by a decrease during the quarter and nine months ended September 30, 1996, as a result of the Partnership amending the lease for this Property to provide for reduced base rental payments for a one-year period, beginning in January 1996. During the nine months ended September 30, 1996, the building portion of the lease was reclassified from a direct financing lease to an operating lease as a result of the lease amendment. In October 1996, the Partnership sold this Property as described above in "Liquidity and Capital Resources."

      The increase in rental and earned income during the quarter and nine months ended September 30, 1996, was partially offset by a decrease of approximately $21,700 and $104,300, respectively, as a result of the sale of the Partnership Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. However, as a result of the Partnership accepting mortgage notes for the sale of these Properties, interest income increased during the quarter and nine months ended
September 30, 1996, as discussed below.

      During the nine months ended September 30, 1996 and 1995, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $115,957 and $116,121, respectively, attributable to net income earned by these unconsolidated joint ventures, $38,833 and $38,815 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      In addition, during the nine months ended September 30, 1996 and 1995, the Partnership earned $188,418 and $45,733, respectively, in interest and other income, $65,855 and $29,548 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 1996, was primarily attributable to an increase of approximately $18,400 and $88,800, respectively, relating to interest earned on the mortgage notes receivable accepted in connection with the sales of the Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. In addition, the increase in interest and other income during the nine months ended September 30, 1996, was attributable to the Partnership recognizing approximately $46,600 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid past due real estate taxes relating to the Properties and the Partnership reversed such amounts during the nine months ended September 30, 1996 that it had previously accrued as payable during the quarter and nine months ended September 30, 1995.

      Operating expenses, including depreciation and amortization expense, were $393,695 and $424,299 for the nine months ended September 30, 1996 and 1995, respectively, of which $131,189 and $137,695 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The decrease in operating expenses during the nine months ended September 30, 1996, is primarily due to the fact that the Partnership accrued real estate taxes for the Properties in Pueblo and Colorado Springs, Colorado, during the nine months ended September 30, 1995, as discussed above. During the nine months ended September 30, 1996, no real estate taxes were recorded for the Property in Pueblo, Colorado, due to the fact that the new tenant of this Property is responsible for the real estate taxes under the terms of the assigned lease. The Partnership sold the Property in Colorado Springs, Colorado, in July 1996, as discussed above in "Liquidity and Capital Resources", and in connection therewith, paid approximately $9,000 in 1996 real estate taxes which were due upon the sale of the Property.

      Operating expenses also decreased during the nine months ended September 30, 1996, as a result of a decrease in depreciation expense due to the sales of the Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively.

      The decrease in operating expenses during the nine months ended September 30, 1996, was partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $211 and $618 during the quarter and nine months ended September 30, 1996, and as a result of the sale of the Property in Colorado Springs, Colorado, in July 1996, the Partnership recognized a gain of $194,840 for the quarter and nine months ended September 30, 1996. In addition, during the nine months ended September 30, 1995, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement. As a result, the undepreciated cost of the building of $174,466 was charged to income for financial reporting purposes during the nine months ended September 30, 1995.

      In addition, during the nine months ended September 30, 1996, the Partnership recorded an allowance for loss on land and building of $235,465, for financial reporting purposes, relating to the Property in Hartland, Michigan, as discussed above in "Liquidity and Capital Resources."




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.






                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 11th day of November, 1996.

                              CNL INCOME FUND VII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)