Form 10-K405
period 1996-12-31
CNL INCOME FUND VII LTD
filed 1997-03-31
CIK 856203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to


                        Commission file number  0-19140

                           CNL INCOME FUND VII, LTD.
            (Exact name of registrant as specified in its charter)


               Florida                                  59-2963871
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:                   Name of exchange on which
                                                       registered:
                None                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($1 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $1 per Unit.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None









                                    PART I


ITEM 1.  BUSINESS

      CNL Income Fund VII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on August 18, 1989. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on January 30, 1990, the Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000,000 Units each at $1 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on August 1, 1990, as of which date the maximum offering proceeds of $30,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota, and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina, and Jacksonville, Florida, and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan, and Colorado Springs, Colorado, and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. As a result of the above transactions, the Partnership currently owns 40 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. In February 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan, to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. The Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from five to 20 years (the average being 17 years), and expire between 1998 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,100 to $166,700. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

      Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      From 1992 through March 31, 1996, certain rent concessions and payment deferrals were granted by the Partnership for two Properties leased by the same tenant in Daytona Beach and Jacksonville, Florida. The difference between the rent due on the Daytona Beach Property under the lease agreement and the rent collected for the period December 1, 1992 through March 31, 1996, was deferred. During 1996, the Partnership entered into an agreement with the tenant to collect these deferred amounts in annual installments through 2002. In conjunction therewith, the tenant began paying full rent in accordance with the terms of the original lease agreement.

      In January 1996, the lease relating to the Shoney's Property in Pueblo, Colorado, was assigned by the Partnership's tenant to the corporate franchisor and, in connection with this assignment, the lease agreement was amended. The lease amendment provides for reduced annual base rental payments with increases beginning in the fourth lease year and every three years thereafter throughout the term of the lease.

      Also, in January 1996, the tenant of the Shoney's Property in Colorado Springs, Colorado, entered into a management agreement with the corporate franchisor. In connection therewith, the Partnership had agreed to accept reduced monthly rent for this Property beginning January 29, 1996 and through the six month period thereafter at the greater of $5,000 per month or 6.5% of gross sales for that given month. In July 1996, the Partnership sold this Property to an unrelated third party. In October 1996, the Partnership reinvested the net sales proceeds, along with additional funds, in a Boston Market Property located in Marietta, Georgia. The lease terms of this Property are substantially the same as those described in the first three paragraphs of this section.

      In addition, in January 1996, the lease relating to the Hardee's Property in Hartland, Michigan, was amended to provide for reduced base rental payments for a one-year period. In October 1996, the Partnership sold this Property to an unrelated third party. In February 1997, the Partnership reinvested the net sales proceeds in CNL Mansfield Joint Venture, as described below under "Joint Venture Arrangements." The lease terms of the lease of CNL Mansfield Joint Venture are substantially the same as those described in the first three paragraphs of this section.

Major Tenants

      During 1996, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only and Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements, Halls Joint Venture, CNL Restaurant Investments II and Des Moines Real Estate Joint Venture, with affiliates of the General Partners to purchase and hold eight Properties through such joint ventures. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      San Antonio #849 Joint Venture, Halls Joint Venture and Des Moines Real Estate Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

      The Partnership has management control of the San Antonio #849 Joint Venture and shares management control equally with affiliates of the General Partners for Halls Joint Venture, CNL Restaurant Investments II and Des Moines Real Estate Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of San Antonio #849 Joint Venture, Halls Joint Venture, CNL Restaurant Investments II and Des Moines Real Estate Joint Venture is distributed 83 percent, 51 percent, 18 percent and 4.79%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interests in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

      In addition to the above joint venture agreements, in July 1994, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 48.33% interest in this Property.

      In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the General Partners, to own a 79 percent interest in the joint venture.

Certain Management Services

      CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the


Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 10,800 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership.


      In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in
Item 1.  Business - Leases.

      Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2005) and the average minimum base annual rent is approximately $147,800 (ranging from approximately $137,100 to $166,700).

      Restaurant Management Services, Inc. leases five Popeyes restaurants, one Shoney's restaurant, one Church's Fried Chicken restaurant and one site currently consisting of land only (formerly operated as a Church's Fried Chicken). The initial term of each lease is 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $53,700 (ranging from approximately $22,100 to $121,000).

      Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2010 and 2012) and the average minimum base annual rent is approximately $78,900 (ranging from approximately $68,400 to $89,400).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 28, 1997, there were 3,174 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $.95 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 17.2%).



                                  1996 (1)                1995 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter         $ .88  $ .79   $ .84    $ .95  $ .85   $ .90
      Second Quarter          .95    .82     .94      .77    .77     .77
      Third Quarter           .95    .91     .93      .82    .80     .81
      Fourth Quarter          .78    .75     .76      .95    .88     .93


(1) A total of 153,050 and 74,371 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

      The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $2,700,000 and $2,700,002, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

      Quarter Ended                         1996                  1995
      -------------                       --------              --------
      March 31                            $675,000              $675,000
      June 30                              675,000               675,001
      September 30                         675,000               675,001
      December 31                          675,000               675,000


      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.




ITEM 6.  SELECTED FINANCIAL DATA


                                      1996          1995           1994            1993          1992
                                   -----------   -----------    -----------    -----------    -----------
Year Ended December 31:
    Revenues (1)                   $ 2,882,709   $ 2,716,883    $ 2,917,331    $ 2,953,405    $ 2,957,156
    Net income (2)                   2,326,863     1,982,148      2,503,300      2,433,910      2,553,053
    Cash distributions
       declared (3)                  2,700,000     2,700,002      2,760,002      2,700,000      2,700,004
    Net income per Unit (2)              0.077         0.065          0.083          0.080          0.084
    Cash distributions
       declared per Unit(3)              0.090         0.090          0.092          0.090          0.090

At December 31:
    Total assets                   $25,523,853   $25,915,616    $26,644,363    $26,872,295    $26,508,455
    Partners' capital               24,641,770    25,014,907     25,732,761     25,989,463     26,255,553



(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1996, 1995, 1994 and 1992, includes $195,675, $1,421, $77,379 and $110,344, respectively, from gains on dispositions of land and buildings. Net income for the year ended December 31, 1996, includes a loss on sale of land and building of $235,465. In addition, net income for the year ended December 31, 1995, includes a loss on demolition of building and a loss on sale of land and building of $174,466 and $6,556, respectively.

(3) Distributions for the year ended December 31, 1994, include a special distribution to the Limited Partners of $60,000 which represented cumulative excess operating reserves.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,670,869, $2,484,538 and $2,734,382 for the years ended December 31, 1996, 1995 and
1994, respectively. The increase in cash from operations during 1996, and the decrease in 1995, each as compared to the prior year, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

      Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

      In May 1994, the Partnership sold its Property in St. Paul, Minnesota, for $871,322 and received net sales proceeds of $869,036, resulting in a gain of $77,379 for financial reporting purposes. The Property was originally acquired by the Partnership in August 1990, and had a cost of approximately $750,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $118,900 in excess of its original purchase price. In July 1994, the Partnership reinvested approximately $426,000 of the net sales proceeds in a Property in Yuma, Arizona, as tenants-in-common with an affiliate of the General Partners. In addition, in July 1994, the Partnership reinvested approximately $397,500 in a Property in Winter Springs, Florida, in which the tenant owns the building currently on the land. The remaining net sales proceeds were used for other Partnership purposes.

      In August 1995, the Partnership sold its Property in Florence, South Carolina, to the tenant for $1,160,000, and in connection therewith, accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $10,395, with a balloon payment of $1,106,657 due in July 2000. Collections commenced August 10, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. The Partnership recognized a gain of $836 and $1,421 for financial reporting purposes for the years ended December 31, 1996 and 1995, respectively, and had a deferred gain in the amount of $127,229 and $128,065 at December 31, 1996 and 1995, respectively. The mortgage notes receivable balance at December 31, 1996 and 1995, include principal of $1,139,788 and $1,147,275, respectively, and accrued interest of $6,281 and $6,639, respectively, and are shown net of the deferred gain of $127,229 and $128,065, respectively. Proceeds received from the sale of this Property will be reinvested in additional Properties or used for other Partnership purposes.

      In November 1994, the Partnership received notice from the subtenant of its Property in Jacksonville, Florida, that it intended to exercise its option to purchase the Property in accordance with the terms of its sublease agreement. In December 1995, the Partnership sold its Property in Jacksonville, Florida, to the subtenant for $240,000, and in connection therewith, accepted a promissory note in the principal sum of $240,000, collateralized by a mortgage on the Property. The note bears interest at a rate of ten percent per annum and is being collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due December 2005. Collections commenced in January 1996. As a result of the sale of the Property, the Partnership recognized a loss of $6,556 for financial reporting purposes for the year ended December 31, 1995. The mortgage notes receivable balance at December 31, 1996 and 1995, include principal of $238,666 and $240,000, respectively, and accrued interest of $1,989 and $2,000, respectively. Proceeds received from the sale of this Property will be distributed to the Limited Partners or will be used for other Partnership purposes.

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

      In July 1996, the Partnership sold its Property in Colorado Springs, Colorado, for $1,075,000, and received net sales proceeds of $1,044,909, resulting in a gain of $194,839 for financial reporting purposes. This Property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $144,000 in excess of its original purchase price. In October 1996, the Partnership reinvested the net sales proceeds, along with additional funds, in a Boston Market Property located in Marietta, Georgia. The sale of the Property in Colorado Springs, Colorado, was structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purpose of paying federal and state income taxes.

      In addition, in October 1996, the Partnership sold its Property in Hartland, Michigan, for $625,000 and received net sales proceeds of $617,035, resulting in a loss of approximately $235,465, for financial reporting purposes. In February 1997, the Partnership reinvested the net sales proceeds in CNL Mansfield Joint Venture, with an affiliate of the General Partners, in exchange for a 79 percent interest in the joint venture.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to the partners. At December 31, 1996, the Partnership had $1,305,429 invested in such short-term investments, as compared to $725,074 at December 31, 1995. The increase in the amount invested in short-term investments is primarily a result of the receipt of the net sales proceeds from the sale of the Property in Hartland, Michigan, which had not been reinvested as of December 31, 1996. The net sales proceeds were reinvested in


February 1997, as discussed above. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      During 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $97,288, $94,618 and $83,868, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $1,867 and $6,111, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. In addition, during the year ended December 31, 1995, the Partnership incurred $7,200 in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Property in Jacksonville, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, of the Partnership decreased to $685,694 at December 31, 1996, from $725,766 at December 31, 1995, primarily as a result of a decrease in accrued real estate taxes payable relating to two of the Partnership's Properties as of December 31, 1996, as discussed in "Results of Operations" below. Liabilities at December 31, 1996, to the extent they exceed cash and cash equivalents at December 31, 1996, will be paid from future cash from operations, from amounts collected under the mortgage notes described above or, in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

      Based primarily on current and anticipated future cash from operations, and cumulative excess operating reserves for the year ended December 31, 1994, the Partnership declared distributions to the Limited Partners of $2,700,000, $2,700,002 and $2,760,002 for the years ended December 31, 1996, 1995 and
1994, respectively. This represents distributions of $0.090 per Unit for each of the years ended December 31, 1996 and 1995 and $0.092 per Unit for the year ended December 31, 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      During 1994, the Partnership owned and leased 34 wholly owned Properties (including one Property in St. Paul, Minnesota, which was sold in May 1994), during 1995, the Partnership owned and leased 33 wholly owned Properties (including two Properties in Florence, South Carolina, and Jacksonville, Florida, which were sold in August and December 1995, respectively) and during 1996, the Partnership owned and leased 33 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively). In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in four separate joint ventures which owned and leased nine Properties and one Property the Partnership owned and leased with an affiliate as tenants-in-common. As of December 31, 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 40 wholly owned Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $22,100 to $166,700. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, earned $2,459,094, $2,427,464 and $2,704,481, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1996, as compared to 1995, and the decrease in rental and earned income during 1995, as compared to 1994, is partially attributable to the fact that during 1995, the Partnership did not recognize any rental income relating to the Property in Pueblo, Colorado, due to the fact that the Partnership established an allowance for doubtful accounts of approximately $110,600 for past due rental amounts. No such allowance was established during 1996 due to the fact that in January 1996, the Partnership negotiated the assignment and amendment of the lease for the Property with the corporate franchisor and received rental payments of approximately $77,000 relating to this Property.

      In addition, the increase in rental and earned income during 1996, as compared to 1995, and the decrease in rental and earned income during 1995, as compared to 1994, is partially attributable to the fact that, during 1995, the Partnership did not recognize any rental income relating to the Property in Colorado Springs, Colorado, due to the fact that the Partnership established an allowance for doubtful accounts of approximately $102,800 for past due rental amounts relating to this Property. No such allowance was established during 1996 due to the fact that in January 1996, the Partnership agreed to accept reduced monthly rents beginning January 29, 1996, for a six month period, as described in Item 1. Business - Leases and in connection therewith, recognized approximately $22,400 in rental income during 1996. In July 1996, the Partnership sold this Property, and in October 1996, reinvested the sales proceeds in a Boston Market Property in Marietta, Georgia, as described in above "Liquidity and Capital Resources."

      In addition, the increase in rental and earned income during 1996, as compared to 1995, and the decrease during 1995, as compared to 1994, is partially due to the Partnership establishing an allowance for doubtful accounts of approximately $45,400 during 1995, for rent receivable amounts relating to the Property in Hartland, Michigan, as a result of the fact that the tenant had continued to experience financial difficulties. No such adjustments were made during 1996 due to the fact that during 1996, the lease for this Property was amended to provide for lower base rental payments, as described in Item 1. Business - Leases. In October 1996, the Partnership sold this Property, as described above in "Liquidity and Capital Resources."

      The increase in rental and earned income during 1996, as compared to 1995, was partially offset by, and the decrease during 1995, as compared to 1994, is partially attributable to, a decrease of approximately $107,600 and $53,200 during 1996 and 1995, respectively, as a result of the sale of the Partnership Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. However, as a result of the Partnership accepting mortgage notes for the sale of these Properties, interest income increased during 1996 and 1995, as discussed below and above in "Liquidity and Capital Resources."

      For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $44,973, $68,820 and $57,509, respectively, in contingent rental income. The decrease in contingent rental income during 1996, as compared to 1995, is primarily attributable to the change in the percentage rent formula in accordance with the terms of the lease agreement for one of the Partnership's leases during 1996. The increase in contingent rent during 1995, as compared to 1994, was primarily a result of the Partnership's collecting approximately $7,000 in contingent rent payments during 1995, relating to the Property in Jacksonville, Florida, that had been written off as uncollectible in 1994.


      During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $240,079, $84,390 and $31,165, respectively, in interest and other income. The increase in interest and other income during 1996 and 1995, each as compared to the previous year, was primarily attributable to an increase in interest earned on the mortgage notes accepted in connection with the sales of the Properties in Florence, South Carolina, in August 1995, and Jacksonville, Florida, in December 1995, as discussed above in "Liquidity and Capital Resources." In addition, the increase in interest and other income during 1996, as compared to 1995, is attributable to the Partnership recognizing approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid past due real estate taxes relating to the Properties and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995.

      For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $157,254, $154,937 and $142,974, respectively, attributable to net income earned by eight Properties owned indirectly through unconsolidated joint ventures in which the Partnership is a co-venturer and one Property owned indirectly with an affiliate as tenants-in-common. The increase in net income earned by unconsolidated joint ventures during 1995, as compared to 1994, is primarily due to the acquisition in July 1994, of a Property with an affiliate as tenants-in-common, which is included in equity in earnings of unconsolidated joint ventures.

      During the years ended December 31, 1996, 1995 and 1994, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1996, 1995 and 1994 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $516,056, $555,134 and $491,410 for the years ended December 31, 1996,
1995 and 1994, respectively. The decrease in operating expenses during 1996, as compared to 1995, and the increase in 1995, as compared to 1994, was primarily attributable to the fact that the Partnership accrued approximately $22,100 and $24,400 for current and past due real estate taxes relating to the Properties in Colorado Springs and Pueblo, Colorado, respectively, during 1995. As discussed above, the amounts accrued during 1995 were reversed and recorded as other income during 1996. No real estate taxes were recorded during 1996 relating to the Property in Pueblo, Colorado, due to the fact that the new tenant is responsible for the real estate taxes under the terms of the assigned lease. In July 1996, the Partnership sold the Property in Colorado Springs, Colorado, as discussed above in "Liquidity and Capital Resources," and in connection therewith, paid approximately $9,000 in 1996 real estate taxes which were due upon the sale of the Property.

      The decrease in operating expenses during 1996, as compared to 1995, was partially attributable to a decrease in depreciation expense as a result of the demolition of the Property in Daytona Beach, Florida, the sale of the Property in Florence, South Carolina, and the sale of the Property in Jacksonville, Florida, during 1995. The increase in operating expenses during 1995, as compared to 1994, was partially offset by a decrease in depreciation expense due to the sale of the Property in St. Paul, Minnesota, in May 1994.

      The decrease in operating expenses during 1996, as compared to 1995, was partially offset by, and the increase during 1995, as compared to 1994, was partially attributable to, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership, as discussed in "Liquidity and Capital Resources."

      As a result of the sale of the Property in Colorado Springs, Colorado, during 1996, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $194,839 for financial reporting purposes, for the year ended December 31, 1996. As a result of the sale of the Property in Hartland, Michigan, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $235,465, for the year ended December 31, 1996.

      In connection with the sale of its Property in Florence, South Carolina, during 1995, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $836 and $1,421 for the years ended December 31, 1996 and 1995, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $127,229 and $128,065 at December 31, 1996, are being recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $97,300 from the sale of this Property was also deferred during 1995 and is being recognized as payments under the mortgage note are collected.

      In addition, as a result of the sale of the Property in Jacksonville, Florida, during 1995, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $6,556 for the year ended December 31, 1995. In addition, as a result of the demolition of the Property in Daytona Beach, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss on demolition of building for financial reporting purposes of $174,466 for the year ended December 31, 1995.

      As a result of the sale of the Property in St. Paul, Minnesota, during 1994, the Partnership recognized a gain of $77,379 for financial reporting purposes for the year ended December 31, 1994. The amount of gain for financial reporting purposes was reduced by approximately $46,000 relating to accrued rental income recorded in previous periods as a result of the Partnership's recognizing scheduled rent increases on a straight-line basis over the term of the lease.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on income from operations. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS

                                                                    Page


Report of Independent Accountants                                    14

Financial Statements:

  Balance Sheets                                                     15

  Statements of Income                                               16

  Statements of Partners' Capital                                    17

  Statements of Cash Flows                                           18

  Notes to Financial Statements                                      21



                       Report of Independent Accountants



To the Partners
CNL Income Fund VII, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund VII, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/Coopers & Lybrand L.L.P.

Orlando, Florida
February 5, 1997

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS


                                                    December 31,
            ASSETS                             1996             1995
                                            -----------      -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                              $15,930,547      $16,401,919
Net investment in direct financing
  leases                                      4,098,192        4,676,119
Investment in joint ventures                  1,789,238        1,823,158
Mortgage notes receivable, less
  deferred gain                               1,259,495        1,267,849
Cash and cash equivalents                     1,305,429          725,074
Receivables, less allowance for
  doubtful accounts of $43,234
  and $461,143                                   63,386           48,191
Prepaid expenses                                  4,654            5,033
Accrued rental income, less
  allowance for doubtful accounts
  of $10,786 and $9,155                       1,012,490          907,851
Other assets                                     60,422           60,422
                                            -----------      -----------

                                            $25,523,853      $25,915,616
                                            ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     6,502      $     3,655
Accrued and escrowed real estate
  taxes payable                                   4,192           47,111
Distributions payable                           675,000          675,000
Due to related parties                            9,067           13,311
Rents paid in advance                            38,705           11,983
                                            -----------      -----------
    Total liabilities                           733,466          751,060

Minority interest                               148,617          149,649

Partners' capital                            24,641,770       25,014,907
                                            -----------      -----------

                                            $25,523,853      $25,915,616
                                            ===========      ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME


                                           Year Ended December 31,
                                       1996         1995         1994
                                    ----------   ----------  -----------
Revenues:
  Rental income from operating
    leases                          $1,954,033   $1,888,830   $2,148,237
  Earned income from direct
    financing leases                   505,061      538,634      556,244
  Contingent rental income              44,973       68,820       57,509
  Interest and other income            240,079       84,390       31,165
                                    ----------   ----------   ----------
                                     2,744,146    2,580,674    2,793,155
                                    ----------   ----------   ----------
Expenses:
  General operating and
    administrative                     159,001      146,747      100,873
  Professional services                 27,640       27,379       27,717
  Bad debt expense                          -         2,584        4,928
  Real estate taxes                      9,010       46,512           -
  State and other taxes                  2,448        2,562        6,327
  Depreciation and amortization        317,957      329,350      351,565
                                    ----------   ----------   ----------
                                       516,056      555,134      491,410
                                    ----------   ----------   ----------
Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures,
  Gain (Loss) on Sale of Land
  and Building and Loss on
  Demolition of Building             2,228,090    2,025,540    2,301,745

Minority Interest in Income of
  Consolidated Joint Venture           (18,691)     (18,728)     (18,798)

Equity in Earnings of Unconsoli-
  dated Joint Ventures                 157,254      154,937      142,974

Gain (Loss) on Sale of Land
  and Buildings                        (39,790)      (5,135)      77,379

Loss on Demolition of Building              -      (174,466)          -
                                    ----------   ----------   ----------

Net Income                          $2,326,863   $1,982,148   $2,503,300
                                    ==========   ==========   ==========

Allocation of Net Income:
  General partners                  $   23,586   $   20,784   $   24,899
  Limited partners                   2,303,277    1,961,364    2,478,401
                                    ----------   ----------   ----------

                                    $2,326,863   $1,982,148   $2,503,300
                                    ==========   ==========   ==========

Net Income Per Limited Partner
  Unit                              $    0.077   $    0.065   $    0.083
                                    ==========   ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                       30,000,000   30,000,000   30,000,000
                                    ==========   ==========   ==========


                See accompanying notes to financial statements.

                                          CNL INCOME FUND VII, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL

                                Years Ended December 31, 1996, 1995 and 1994

                        General Partners                    Limited Partners
                        ----------------- ---------------------------------------------------
                                  Accumu-                               Accumu-
                         Contri-   lated     Contri-       Distri-       lated    Syndication
                         butions  Earnings   butions       butions      Earnings     Costs        Total
                        -------- --------- -----------  ------------  ----------- -----------  -----------
Balance, December 31,
  1993                    $1,000  $ 86,516 $30,000,000  $ (9,317,619) $ 8,659,566 $(3,440,000) $25,989,463

  Distributions to
    limited partners
    ($0.092 per
    limited partner
    unit)                     -         -           -     (2,760,002)          -           -    (2,760,002)
  Net income                  -     24,899          -             -     2,478,401          -     2,503,300
                          ------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1994                     1,000   111,415  30,000,000   (12,077,621)  11,137,967  (3,440,000)  25,732,761

  Distributions to
    limited partners
    ($0.090 per limited
    partner unit)             -         -           -     (2,700,002)          -           -    (2,700,002)
  Net income                  -     20,784          -             -     1,961,364          -     1,982,148
                          ------  -------- -----------  ------------  ----------- -----------  -----------
Balance, December 31,
  1995                     1,000   132,199  30,000,000   (14,777,623)  13,099,331  (3,440,000)  25,014,907

  Distributions to
    limited partners
    ($0.090 per limited
    partner unit)             -         -           -     (2,700,000)          -           -    (2,700,000)
  Net income                  -     23,586          -             -     2,303,277          -     2,326,863
                          ------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1996                    $1,000  $155,785 $30,000,000  $(17,477,623) $15,402,608 $(3,440,000) $24,641,770
                          ======  ======== ===========  ============  =========== ===========  ===========


                               See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                         Year Ended December 31,
                                    1996          1995          1994
                                -----------   -----------   -----------

Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants               $ 2,549,406   $ 2,399,249   $ 2,666,534
        Distributions from
          unconsolidated
          joint ventures            191,174       190,398       175,728
        Cash paid for expenses     (248,523)     (174,993)     (136,134)
        Interest received           178,812        69,884        28,254
                                -----------   -----------   -----------
            Net cash provided
              by operating
              activities          2,670,869     2,484,538     2,734,382
                                -----------   -----------   -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on opera-
          ting leases            (1,041,555)           -       (397,536)
        Proceeds from sale of
          land and buildings      1,661,943            -        869,036
        Investment in joint
          ventures                       -             -       (425,887)
        Collections on mortgage
          notes receivable            8,821        12,725            -
                                -----------   -----------   -----------
            Net cash provided
              by investing
              activities            629,209        12,725        45,613
                                -----------   -----------   -----------

    Cash Flows From Financing
      Activities:
        Distributions to
          limited partners       (2,700,000)   (2,760,002)   (2,700,002)
        Distributions to holder
          of minority interest      (19,723)      (17,240)      (20,464)
                                -----------   -----------   -----------
            Net cash used in
              financing
              activities         (2,719,723)   (2,777,242)   (2,720,466)
                                -----------   -----------   -----------

Net Increase (Decrease) in
  Cash and Cash Equivalents         580,355      (279,979)       59,529

Cash and Cash Equivalents at
  Beginning of Year                 725,074     1,005,053       945,524
                                -----------   -----------   -----------

Cash and Cash Equivalents at
  End of Year                   $ 1,305,429   $   725,074   $ 1,005,053
                                ===========   ===========   ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED


                                         Year Ended December 31,
                                    1996          1995          1994
                                -----------   -----------   -----------

Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                  $ 2,326,863   $ 1,982,148   $ 2,503,300
                                -----------   -----------   -----------
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                317,957       328,982       349,565
        Amortization                     -            368         2,000
        Minority interest in
          income of consoli-
          dated joint venture        18,691        18,728        18,798
        Loss (gain) on sale of
          land and building          39,790         5,135       (77,379)
        Loss on demolition of
          building                       -        174,466            -
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions              33,920        35,461        32,754
        Decrease (increase) in
          receivables               (14,827)          799        38,492
        Decrease (increase) in
          prepaid expenses              379        (3,320)        1,814
        Decrease in net invest-
          ment in direct
          financing leases           70,329        70,872        62,904
        Increase in accrued
          rental income            (104,639)     (169,520)     (168,302)
        Increase (decrease) in
          accounts payable and
          accrued expenses          (40,072)       46,367        (2,377)
        Increase (decrease) in
          due to related
          parties                    (4,244)        6,111            -
        Increase (decrease) in
          rents paid in advance      26,722       (12,059)      (27,187)
                                -----------   -----------   -----------
            Total adjustments       344,006       502,390       231,082
                                -----------   -----------   -----------

Net Cash Provided by Operating
  Activities                    $ 2,670,869   $ 2,484,538   $ 2,734,382
                                ===========   ===========   ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED


                                         Year Ended December 31,
                                    1996          1995          1994
                                -----------   -----------   -----------
Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Mortgage notes accepted
      in exchange for sale of
      land and buildings        $        -    $ 1,400,000   $        -
                                ===========   ===========   ===========

    Distributions declared and
      unpaid at December 31     $   675,000   $   675,000   $   735,000
                                ===========   ===========   ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

      Organization and Nature of Business - CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

            Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

      When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership accounts for its 83 percent interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      The Partnership's investments in Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      Venture and a property in Yuma, Arizona, held as tenants-in-common with an affiliate are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Leases:

      The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, ten leases have been classified as direct financing leases.
      For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of eight of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at December 31:

                                                1996           1995
                                             -----------    -----------

            Land                             $ 8,673,793    $ 8,866,709
            Buildings                          9,121,968      9,221,329
                                             -----------    -----------
                                              17,795,761     18,088,038
            Less accumulated
              depreciation                    (1,865,214)    (1,686,119)
                                             -----------    -----------

                                             $15,930,547    $16,401,919
                                             ===========    ===========

      During 1994, the Partnership sold its property in St. Paul, Minnesota, for $871,322 and received net sales proceeds of $869,036, resulting in a gain of $77,379 for financial reporting purposes. This property was originally acquired by the Partnership in August 1990, and had a cost of approximately $750,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $118,900 in excess of its original purchase price. In July 1994, the Partnership reinvested $397,536 of the net sales proceeds in land of a Checkers property in Winter Springs, Florida.

      In April 1995, the building located on the Partnership's property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement. As a result, the Partnership recognized a loss for the undepreciated cost of the building of $174,466 for financial reporting purposes. Currently, the existing tenant remains responsible for complying with the terms of the lease.

      In August 1995, the Partnership sold its property in Florence, South Carolina, to the tenant for $1,160,000 and accepted the sales proceeds in the form of a promissory note (see Note 6). The total carrying value of the property was $1,030,515, including acquisition fees, miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for using the installment sales method for financial reporting purposes, the Partnership recognized a gain of $836 and $1,421 for the years ended December 31, 1996 and 1995, respectively, and had a deferred gain in the amount of $127,229 and $128,065 at December 31, 1996 and 1995, respectively (see Note 6).


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases - Continued:

      In December 1995, the Partnership sold its property in Jacksonville, Florida, to the subtenant and accepted a promissory note for the gross sales price of $240,000 (see Note 6), resulting in a loss, net of closing costs, of $6,556 for financial reporting purposes.

      In July 1996, the Partnership sold its property in Colorado Springs, Colorado, for $1,075,000 and received net sales proceeds of $1,044,909, resulting in a gain of $194,839 for financial reporting purposes. This property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $144,000 in excess of its original purchase price. In October 1996, the Partnership reinvested the net sales proceeds along with additional funds, in a Boston Market property located in Marietta, Georgia.

      In addition, in October 1996, the Partnership sold its property in Hartland, Michigan, for $625,000 and received net sales proceeds of $617,035, resulting in a loss of approximately $235,465 for financial reporting purposes.

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $104,639, $169,520 and $168,302, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

            1997                                            $ 1,884,130
            1998                                              1,878,860
            1999                                              1,888,137
            2000                                              1,922,102
            2001                                              2,021,705
            Thereafter                                       14,800,176
                                                            -----------

                                                            $24,395,110
                                                            ===========


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases - Continued:

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at December 31:

                                                 1996           1995
                                             -----------   ------------
            Minimum lease payments
              receivable                     $ 7,824,101    $ 9,402,387
            Estimated residual values          1,266,893      1,403,028
            Less unearned income              (4,992,802)    (6,129,296)
                                             -----------   ------------

            Net investment in direct
              financing leases               $ 4,098,192    $ 4,676,119
                                             ===========   ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

            1997                                             $  570,486
            1998                                                576,921
            1999                                                576,921
            2000                                                576,921
            2001                                                578,078
            Thereafter                                        4,944,774
                                                             ----------

                                                             $7,824,101
                                                             ==========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.    Investment in Joint Ventures:

      The Partnership has a 51 percent interest, an 18 percent interest and a 4.79% interest in the profits and losses of Halls Joint Venture, CNL Restaurant Investments II and Des Moines Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


5.    Investment in Joint Ventures - Continued:

      the Partnership which have the same general partners. The Partnership also has a 48.33% interest in a property in Yuma, Arizona, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to its investment are included in investment in joint ventures. CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Halls Joint Venture, Des Moines Real Estate Joint Venture and the Partnership and an affiliate as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                   1996          1995
                                               -----------   -----------
            Land and buildings on
              operating leases, less
              accumulated depreciation          $7,778,815    $7,992,548
            Cash                                     1,106           875
            Receivables                             14,495            -
            Accrued rental income                  154,782       123,354
            Other assets                             1,115           358
            Liabilities                              1,216           956
            Partners' capital                    7,949,097     8,116,179
            Revenues                               911,833       897,583
            Net income                             689,075       675,899

      The Partnership recognized income totalling $157,254, $154,937 and $142,974 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures and the property held as tenants-in-common with an affiliate.

6.    Mortgage Notes Receivable:

      In connection with the sale of its property in Florence, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $10,395, with a balloon payment of $1,106,657 due in July 2000.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


6.    Mortgage Notes Receivable - Continued:

      In addition, the Partnership accepted a promissory note in the principal sum of $240,000 in connection with the sale of its property in Jacksonville, Florida. The note is collateralized by a mortgage on the property. The promissory note bears interest at a rate of ten percent per annum and is being collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due in December 2005.

      The mortgage notes receivable consisted of the following at December 31:

                                                   1996          1995
                                                ----------    ----------

            Principal balance                   $1,378,454    $1,387,275
            Accrued interest receivable              8,270         8,639
            Less deferred gain on sale
              of land and building                (127,229)     (128,065)
                                                ----------    ----------

                                                $1,259,495    $1,267,849
                                                ==========    ==========

      The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1996 and 1995, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.    Allocations and Distributions:

      Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid,


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


7.    Allocations and Distributions - Continued:

      a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $2,700,000, $2,700,002 and $2,760,002, respectively. No distributions have been made to the general partners to date.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


8.    Income Taxes:

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                         1996        1995        1994
                                      ----------  ----------  ----------

            Net income for financial
              reporting purposes      $2,326,863  $1,982,148  $2,503,300

            Depreciation for tax
              reporting purposes in
              excess of depreciation
              for financial reporting
              purposes                   (24,753)    (36,960)    (31,870)

            Gain or loss on sale of
              land and buildings for
              financial reporting
              purposes in excess of
              gain or loss for tax
              reporting purposes        (163,152)    174,513     (31,767)

            Direct financing leases
              recorded as operating
              leases for tax reporting
              purposes                    70,329      70,872      62,904

            Equity in earnings of
              unconsolidated joint
              ventures for tax report-
              ing purposes in excess
              of (less than) equity in
              earnings of unconsoli-
              dated joint ventures
              for financial reporting
              purposes                     1,420         (68)        740

            Accrued rental income       (104,639)   (169,520)   (168,302)

            Rents paid in advance         26,722     (12,059)    (27,187)

            Minority interest in
              timing differences of
              consolidated joint
              venture                        981       3,525         344

            Other                             -      (20,722)     20,722
                                      ----------  ----------  ----------

            Net income for federal
              income tax purposes     $2,133,771  $1,991,729  $2,328,884
                                      ==========  ==========  ==========

9.    Related Party Transactions:

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions - Continued:

      During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 1995, the Partnership incurred $7,200 in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of its property in Jacksonville, Florida. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1996 and 1994.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions - Continued:

      During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $92,985, $81,259 and $46,469 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

      The due to related parties consisted of the following at December 31:

                                                      1996        1995
                                                    --------    --------
            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership            $    63     $ 2,697
              Accounting and administrative
                services                               1,804       3,414
              Deferred, subordinated real
                estate disposition fee                 7,200       7,200
                                                     -------     -------

                                                     $ 9,067     $13,311
                                                     =======     =======

      During 1994, the Partnership and an affiliate of the general partners acquired a property as tenants-in-common for a purchase price of $881,033 (of which the Partnership contributed $425,887 or 48.33%) from CNL South Corp., an affiliate of the general partners. CNL South Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and the affiliate. The purchase price paid by the Partnership and the affiliate represented the costs incurred by CNL South Corp. to acquire and carry the property, including closing costs.

10.   Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


10.   Concentration of Credit Risk - Continues:

      (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with an affiliate), for the years ended December 31:

                                          1996        1995        1994
                                        --------    --------    --------
            Golden Corral
              Corporation               $608,852    $618,413    $622,652
            Flagstar Enterprises,
              Inc.                       464,042     469,374     473,303
            Restaurant Management
              Services, Inc.             446,867     446,279     420,925

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                          1996        1995        1994
                                       ---------   ---------   ---------
            Golden Corral
              Family Steakhouse
              Restaurants               $608,852    $618,413    $622,652
            Hardees                      524,625     548,221     606,270
            Burger King                  478,901     486,944     473,823
            Shoney's                     231,990     121,000     336,393

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


11.   Subsequent Event:

      On February 5, 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property, at a total cost of $780,209. The Partnership and its co-venture partner agreed to contribute approximately $616,245 and $163,964, respectively. The Partnership and its co-venture partner each expect to have a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with an affiliate.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

      James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the ``CNL Income Fund Partnerships''), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund


Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units.
James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

      Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

      Jeanne A. Wall, age 38, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

      Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.


     Title of Class                Name of Partner         Percent of Class
     --------------                ---------------         ----------------

General Partnership Interests      James M. Seneff, Jr.            45%
                                   Robert A. Bourne                45%
                                   CNL Realty Corporation          10%
                                                                  ----
                                                                  100%
                                                                  ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.



                                                            Amount Incurred
 Type of Compensation                                        For the Year
    and Recipient            Method of Computation      Ended December 31,1996
----------------------      ----------------------      ----------------------

Reimbursement to            Operating expenses are      Operating expenses
affiliates for              reimbursed at the           incurred on behalf of
operating expenses          lower of cost or 90         the Partnership:
                            percent of the              $97,288
                            prevailing rate at
                            which comparable            Accounting and
                            services could have         administrative
                            been obtained in the        services: $92,985
                            same geographic area.
                            Affiliates of the
                            General Partners from
                            time to time incur
                            certain operating
                            expenses on behalf of
                            the Partnership for
                            which the Partnership
                            reimburses the
                            affiliates without
                            interest.


                                                            Amount Incurred
 Type of Compensation                                        For the Year
     and Recipient           Method of Computation      Ended December 31,1996
---------------------       ----------------------      ----------------------


Annual, subordinated        One percent of the sum         $ - 0 -
manage-ment fee to          of gross operating
affiliates                  revenues from
                            Properties wholly
                            owned by the
                            Partnership plus the
                            Partnership's
                            allocable share of
                            gross revenues of
                            joint ventures in
                            which the Partnership
                            is a co-venturer and
                            the Property owned
                            with an affiliate as
                            tenants-in-common,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.  The
                            management fee will
                            not exceed competitive
                            fees for comparable
                            services.  Due to the
                            fact that these fees
                            are non-cumulative, if
                            the Limited Partners
                            do not receive their
                            10% Preferred Return
                            in any particular
                            year, no management
                            fees will be due or
                            payable for such year.

Deferred, subordinated      A deferred,                    $ - 0 -
real estate                 subordinated real
disposition fee             estate disposition
payable to affiliates       fee, payable upon sale
                            of one or more
                            Properties, in an
                            amount equal to the
                            lesser of (i) one-half
                            of a competitive real
                            estate commission, or
                            (ii) three percent of
                            the sales price of
                            such Property or
                            Properties.  Payment
                            of such fee shall be
                            made only if
                            affiliates of the
                            General Partners
                            provide a substantial
                            amount of services in
                            connection with the
                            sale of a Property or
                            Properties and shall
                            be subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.  However, if
                            the net sales proceeds
                            are reinvested in a
                            replacement property,
                            no such real estate
                            disposition fee will
                            be incurred until such
                            replacement property
                            is sold and the net
                            sales proceeds are
                            distributed.


                                                            Amount Incurred
 Type of Compensation                                        For the Year
     and Recipient           Method of Computation      Ended December 31,1996
----------------------      ----------------------      ----------------------


General Partners'           A deferred,                    $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to one percent
Partnership net cash        of Partnership
flow                        distributions of net
                            cash flow,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.

General Partners'           A deferred,                    $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to five percent
Partnership net sales       of Partnership
proceeds from a sale        distributions of such
or sales                    net sales proceeds,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Financial Statements

      2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1996

            Schedule IV - Mortgage Loans on Real Estate at December 31, 1996

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

            3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

            4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            10.1 Management Agreement between CNL Income Fund VII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)


            10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
                  Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

            10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

      (b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                    CNL INCOME FUND VII, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ----------------------------
                                          ROBERT A. BOURNE

                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ----------------------------
                                          JAMES M. SENEFF, JR.








      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                    Title                      Date
       ----------                   ------                     ------

/s/ Robert A. Bourne       President, Treasurer and        March 26, 1997
--------------------       Director (Principal
Robert A. Bourne           Financial  and
                           Accounting  Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 26, 1997
-----------------------    and Director (Principal
James M. Seneff, Jr.       Executive  Officer)







                                          CNL INCOME FUND VII, LTD.
                                       (A Florida Limited Partnership)

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Years Ended December 31, 1996, 1995 and 1994


                                        Additions              Deductions
                                 -----------------------  -------------------
                                                                     Collected
                                                                     or Deter-
                     Balance at  Charged to   Charged to   Deemed    mined to   Balance
                      Beginning   Costs and     Other     Uncollec-   be Col-   at End
Year  Description      of Year    Expenses     Accounts     tible    lectible   of Year
----  -----------    ----------  ----------  -----------  ---------  ---------  --------
1994  Allowance for
        doubtful
        accounts (a)  $ 73,073    $  4,928   $ 99,041(b)  $     -    $     -    $177,042
                      ========    ========   ========     ========   ========   ========

1995  Allowance for
        doubtful
        accounts (a)  $177,042    $    886   $304,609(b)  $ 11,747   $    492   $470,298
                      ========    ========   ========     ========   ========   ========

1996  Allowance for
        doubtful
        accounts (a)  $470,298    $     -    $ 11,187(b)  $412,202   $ 15,263   $ 54,020
                      ========    ========   ========     ========   ========   ========

(a) Deducted from receivables and accrued rental income on the balance sheet.

(b)  Reduction of rental, earned and other income.

(c)  Amounts written off as uncollectible.


                                         F-1







                                          CNL INCOME FUND VII, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1996

                                                                        Costs Capitalized
                                                                            Subsequent
                                                   Initial Cost           To Acquisition
                                              -----------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market Restaurant:
      Marietta, Georgia                   -   $  534,421   $  507,133  $       -  $     -

    Burger King Restaurants:
      Jefferson City, Tennessee           -      216,633      546,967          -        -
      Maryville, Tennessee                -      419,766      545,880          -        -
      Sierra Vista, Arizona               -      421,170           -           -        -

    Checkers Drive-In Restaurant:
      Winter Springs, Florida             -      397,536           -           -        -

    Church's Fried Chicken
      Restaurants:
        Gainesville, Florida (h)          -       79,395      124,653          -        -
        Daytona Beach, Florida            -      149,701           -           -        -

    Golden Corral Family
      Steakhouse Restaurants:
        Odessa, Texas                     -      502,364      815,831          -        -
        Midland, Texas                    -      481,748      857,185          -        -
        El Paso, Texas                    -      745,506           -      802,132       -
        Harlingen, Texas                  -      503,799           -      890,878       -

    Hardee's Restaurants:
      Columbus, Indiana                   -      243,328           -           -        -
      Akron, Ohio                         -      198,086           -           -        -
      Dalton, Ohio                        -      180,556           -           -        -
      Minerva, Ohio                       -      143,775           -           -        -
      Orrville, Ohio                      -      176,169           -           -        -
      Seville, Ohio                       -      245,648           -           -        -
      Clinton, Tennessee                  -      295,861           -           -        -

    Jack in the Box Restaurant:
      San Antonio, Texas                  -      525,720           -      381,591       -

    KFC Restaurants:
      Friendswood, Texas                  -      161,906           -           -        -
      Arcadia, Florida                    -      175,020      333,759          -        -








                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
  -------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------




  $  534,421    $  507,133  $ 1,041,554    $    2,864     1994      10/96      (b)


     216,633       546,967      763,600       120,133     1988      01/90      (b)
     419,766       545,880      965,646       121,240     1986      01/90      (b)
     421,170         (f)        421,170            -      1990      06/90      (d)


     397,536            -       397,536            -        -       07/94      (g)



      79,395       124,653      204,048        24,760     1983      01/91      (b)
     149,701            -       149,701            -      1985      01/91      (j)



     502,364       815,831    1,318,195       183,804     1990      03/90      (b)
     481,748       857,185    1,338,933       192,573     1990      04/90      (b)
     745,506       802,132    1,547,638       168,045     1990      05/90      (b)
     503,799       890,878    1,394,677       189,078     1990      06/90      (b)


     243,328          -         243,328            -      1955      09/90      (i)
     198,086         (f)        198,086            -      1990      11/90      (d)
     180,556         (f)        180,556            -      1990      11/90      (d)
     143,775         (f)        143,775            -      1990      11/90      (d)
     176,169         (f)        176,169            -      1990      11/90      (d)
     245,648         (f)        245,648            -      1990      11/90      (d)
     295,861         (f)        295,861            -      1992      09/92      (d)


     525,720       381,591      907,311        81,790     1990      05/90      (b)


     161,906         (f)        161,906            -      1990      06/90      (d)
     175,020       333,759      508,779        71,263     1985      08/90      (b)


                                                     F-2




                                          CNL INCOME FUND VII, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996


                                                                         Costs Capitalized
                                                                             Subsequent
                                                    Initial Cost           To Acquisition
                                              -----------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, Florida             -      128,398      139,768     136,262       -
        Lake City, Florida                -      130,300      254,747     139,099       -
        Jacksonville, Florida             -      142,490      137,396     134,259       -
        Brunswick, Georgia                -      104,720      251,955     150,888       -

    Rally's Restaurant:
      Toledo, Ohio                        -      281,880      196,608      47,002       -

    Shoney's Restaurants:
      Pueblo, Colorado                    -      492,230      559,769          -        -
      Saddlebrook, Florida                -      427,238           -      765,532       -

    Taco Bell Restaurant:
      Detroit, Michigan                   -      168,429           -      402,674       -
                                              ----------   ----------  ---------- --------

                                              $8,673,793   $5,271,651  $3,850,317 $     -
                                              ==========   ==========  ========== ========
Property of Joint Venture
  in Which the Partnership
  has a 51% Interest and has
  Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Knoxville, Tennessee                -   $  283,961   $  430,406  $       -  $     -
                                              ==========   ==========  ========== ========

Properties of Joint Venture
  in Which the Partnership
  has an 18% Interest and has
  Invested in Under Operating
  Leases:

    Burger King Restaurants:
      Columbus, Ohio                      -   $  345,696   $  651,985  $       -  $     -
      San Antonio, Texas                  -      350,479      623,615          -        -
      Pontiac, Michigan                   -      277,192      982,200          -        -
      Raceland, Louisiana                 -      174,019      986,879          -        -
      New Castle, Indiana                 -      264,239      662,265          -        -
      Hastings, Minnesota                 -      155,553      657,159          -        -
                                              ----------   ----------  ---------- --------

                                              $1,567,178   $4,564,103  $       -  $     -
                                              ==========   ==========  ========== ========







                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
  -------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------

     128,398       276,030      404,428        59,557       1985     04/90           (b)
     130,300       393,846      524,146        85,436       1985     04/90           (b)
     142,490       271,655      414,145        58,873       1985     04/90           (b)
     104,720       402,843      507,563        85,182       1974     04/90           (b)


     281,880       243,610      525,490        48,655       1990     01/91           (b)


     492,230       559,769    1,051,999       118,957       1989     08/90           (b)
     427,238       765,532    1,192,770       167,578       1990     04/90           (b)


     168,429       402,674      571,103        85,426       1990     06/90           (b)
  ----------    ----------  -----------    ----------

  $8,673,793    $9,121,968  $17,795,761    $1,865,214
  ==========    ==========  ===========    ==========







  $  283,961   $   430,406  $   714,367    $   98,994       1985     01/90           (b)
  ==========   ===========  ===========    ==========







  $  345,696   $   651,985  $   997,681    $  114,380       1986     09/91           (b)
     350,479       623,615      974,094       109,403       1986     09/91           (b)
     277,192       982,200    1,259,392       172,311       1987     09/91           (b)
     174,019       986,879    1,160,898       173,132       1988     09/91           (b)
     264,239       662,265      926,504       116,184       1988     09/91           (b)
     155,553       657,159      812,712       115,288       1990     09/91           (b)
  ----------   -----------  -----------    ----------

  $1,567,178   $ 4,564,103  $ 6,131,281    $  800,698
  ==========   ===========  ===========    ==========


                                                     F-3






                                          CNL INCOME FUND VII, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                            Subsequent
                                                   Initial Cost           To Acquisition
                                              -----------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
Property of Joint Venture in
  Which the Partnership has a
  4.79% Interest and has Invested
  in Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington              -   $  322,726   $  791,658  $       -  $     -
                                              ==========   ==========  ========== ========

Property in Which the Partnership
  has a 48.33% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
      Yuma, Arizona                       -   $  255,235   $  625,798  $       -  $     -
                                              ==========   ==========  ========== ========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurant:
      Sierra Vista, Arizona               -   $       -    $       -   $  333,212 $     -

    Hardee's Restaurants:
      Akron, Ohio                         -           -       540,215          -        -
      Dalton, Ohio                        -           -       490,656          -        -
      Minerva, Ohio                       -           -       436,663          -        -
      Orrville, Ohio                      -           -       446,337          -        -
      Seville, Ohio                       -           -       487,630          -        -
      Clinton, Tennessee                  -           -       338,216          -        -

    KFC Restaurants:
      Dunnellon, Florida                  -      147,303      442,618          -        -
      Friendswood, Texas                  -           -            -      359,055       -

    Popeyes Famous Fried
      Chicken Restaurant:
        Jacksonville, Florida             -       78,842      146,035     142,348       -
                                              ----------   ----------  ---------- --------

                                              $  226,145   $3,328,370  $  834,615 $     -
                                              ==========   ==========  ========== ========







                                                                                Life
     Gross Amount at Which Carried                                           on Which
        at Close of Period (c)                                              Depreciation
  -------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------





  $  322,726   $   791,658  $ 1,114,384    $  111,118     1992      10/92      (b)
  ==========   ===========  ===========    ==========





  $  255,235   $   625,798  $   881,033    $   51,440     1992      07/94      (b)
  ==========   ===========  ===========    ==========





       -            (f)          (f)                      1990      06/90      (d)


       -            (f)          (f)                      1990      11/90      (d)
       -            (f)          (f)                      1990      11/90      (d)
       -            (f)          (f)                      1990      11/90      (d)
       -            (f)          (f)                      1990      11/90      (d)
       -            (f)          (f)                      1990      11/90      (d)
       -            (f)          (f)                      1992      09/92      (d)


      (f)           (f)          (f)                      1987      08/90      (e)
       -            (f)          (f)                      1990      06/90      (d)



      (f)           (f)          (f)                      1985      04/90      (e)


                                                     F-4






                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996


(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                            Accumulated
                                                  Cost      Depreciation
                                               -----------  ------------
            Properties the Partnership
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1993     $20,112,742    $1,244,505
                Acquisitions                       397,536            -
                Dispositions                      (809,934)      (63,981)
                Depreciation expense                    -        349,565
                                               -----------    ----------

                Balance, December 31, 1994      19,700,344     1,530,089
                Dispositions                    (1,612,306)     (172,952)
                Depreciation expense                    -        328,982
                                               -----------    ----------

                Balance, December 31, 1995      18,088,038     1,686,119
                Acquisitions                     1,041,554            -
                Dispositions                    (1,333,831)     (138,862)
                Depreciation expense                    -        317,957
                                               -----------    ----------

                Balance, December 31, 1996     $17,795,761    $1,865,214
                                               ===========    ==========

            Property of Joint Venture in
              Which the Partnership has
              a 51% Interest and has
              Invested in Under an
              Operating Lease:

                Balance, December 31, 1993     $   714,367    $   55,953
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1994         714,367        70,300
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1995         714,367        84,647
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1996     $   714,367    $   98,994
                                               ===========    ==========

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996


                                                            Accumulated
                                                   Cost     Depreciation
                                              ------------  ------------
            Properties of Joint Venture in
              Which the Partnership has
              an 18% Interest and has
              Invested in Under Operating
              Leases:

                Balance, December 31, 1993     $ 6,131,281    $  344,288
                Depreciation expense                    -        152,136
                                               -----------    ----------

                Balance, December 31, 1994       6,131,281       496,424
                Depreciation expense                    -        152,137
                                               -----------    ----------

                Balance, December 31, 1995       6,131,281       648,561
                Depreciation expense                    -        152,137
                                               -----------    ----------

                Balance, December 31, 1996     $ 6,131,281    $  800,698
                                               ===========    ==========

            Property of Joint Venture in
              Which the Partnership has
              a 4.79% Interest and has
              Invested in Under an
              Operating Lease:

                Balance, December 31, 1993     $ 1,114,384    $   31,952
                Depreciation expense                    -         26,389
                                               -----------    ----------

                Balance, December 31, 1994       1,114,384        58,341
                Depreciation expense                    -         26,388
                                               -----------    ----------

                Balance, December 31, 1995       1,114,384        84,729
                Depreciation expense                    -         26,389
                                               -----------    ----------

                Balance, December 31, 1996     $ 1,114,384    $  111,118
                                               ===========    ==========

            Property in Which the
              Partnership has a 48.33%
              Interest as Tenants-in-Common
              and has Invested in Under an
              Operating Lease:

                Balance, December 31, 1993     $        -     $       -
                Acquisitions                       881,033            -
                Depreciation expense                    -          9,720
                                               -----------    ----------

                Balance, December 31, 1994         881,033         9,720
                Depreciation expense                    -         20,860
                                               -----------    ----------

                Balance, December 31, 1995         881,033        30,580
                Depreciation expense                    -         20,860
                                               -----------    ----------

                Balance, December 31, 1996     $   881,033    $   51,440
                                               ===========    ==========

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Property held as tenants-in-common) for federal income tax purposes was $22,136,938 and $8,706,529, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing lease; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(h) The tenant of this property, Restaurant Management Services, Inc., has subleased this property to a local, independent restaurant. Restaurant Management Services, Inc. continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property, subject to certain rent concessions, to the Partnership.

(i) The restaurant building was originally purchased with the intent to renovate it. As of December 31, 1995, such renovation has not occurred. Since the Partnership had allocated all of its costs incurred as of December 31, 1992, to land, depreciation has not been applicable to date.

(j) The building located on this property was demolished in 1995; therefore, depreciation is not applicable.

                                          CNL INCOME FUND VII, LTD.
                                       (A Florida Limited Partnership)

                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                              December 31, 1996


                                                                                             Principal
                                                                                              Amount
                                                                                             of Loans
                                                                                            Subject to
                                        Final     Periodic          Face      Carrying    Delinquent
                         Interest     Maturity    Payment  Prior  Amount of   Amount of    Principal
Description                Rate         Date       Terms   Liens  Mortgages   Mortgages   or Interest
-----------              --------  -------------- -------- ----- ----------  ----------   -----------
Perkins -
Florence, SC
First Mortgage            10.25%       July, 2000   (1)    $  -  $1,160,000 $1,018,840    $        -

Church's -
Jacksonville, FL
First Mortgage            10.00%   December, 2005   (2)       -     240,000    240,655             -
                                                           ----- ---------- ----------    -----------

    Total                                                  $  -  $1,400,000 $1,259,495(3) $        -
                                                           ===== ========== ==========    ===========



(1) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,106,657.

(2) Monthly payments of principal and interest at an annual rate of 10.00%, with a balloon payment at maturity of $218,252.

(3) The tax carrying value of the notes is approximately $1,289,662, which is net of deferred gain of $96,636.

(4)   The changes in the carrying amounts are summarized as follows:

                                        1996          1995          1994
                                     ----------    ----------    ----------

      Balance at beginning of
        period                       $1,267,849    $       -     $       -

      New mortgage loans                     -      1,400,000            -

      Accrued interest                       -          8,639            -

      Collection of accrued
        interest                           (369)           -             -

      Collection of principal            (8,821)      (12,725)           -

      Deferred gain on sale of
        land and building                    -       (128,065)           -

      Recognition of deferred
        gain on sale of land
        and building                        836            -             -
                                     ----------    ----------    ----------

      Balance at end of period       $1,259,495    $1,267,849    $       -
                                     ==========    ==========    ==========

                                  EXHIBITS


                               EXHIBIT INDEX


Exhibit Number                                                        Page

    3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 3.1 to
            Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

    4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 3.1 to
            Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

    4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

   10.1 Management Agreement between CNL Income Fund VII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

   10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
            Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

   10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
            Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

    27      Financial Data Schedule (Filed herewith.)


                                       i