Form 10-Q
period 1997-03-31
CNL INCOME FUND VII LTD
filed 1997-05-15
CIK 856203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                    0-19140


                           CNL Income Fund VII, Ltd.
            (Exact name of registrant as specified in its charter)


          Florida                             59-2963871
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
(Address of principal                        (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No











                                   CONTENTS


Part I                                                            Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-10

Part II

  Other Information                                               11









                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
            ASSETS                                  1997             1996
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,941,303
  and $1,865,214                                 $15,854,458    $15,930,547
Net investment in direct financing
  leases                                           4,079,474      4,098,192
Investment in joint ventures                       2,392,383      1,789,238
Mortgage notes receivable, less
  deferred gain of $127,007 and
  $127,229                                         1,257,668      1,259,495
Cash and cash equivalents                            728,822      1,305,429
Receivables, less allowance for
  doubtful accounts of $44,434
  and $43,234                                         22,137         63,386
Prepaid expenses                                       6,702          4,654
Accrued rental income, less
  allowance for doubtful accounts
  of $22,241 and $10,786                           1,030,299      1,012,490
Other assets                                          60,422         60,422
                                                 -----------    -----------

                                                 $25,432,365    $25,523,853
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     7,317    $     6,502
Accrued and escrowed real estate
  taxes payable                                        6,118          4,192
Distributions payable                                675,000        675,000
Due to related parties                                11,269          9,067
Rents paid in advance                                 41,961         38,705
                                                 -----------    -----------
    Total liabilities                                741,665        733,466

Minority interest                                    148,298        148,617

Partners' capital                                 24,542,402     24,641,770
                                                 -----------    -----------

                                                 $25,432,365    $25,523,853
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended
                                                           March 31,
                                                       1997          1996
                                                    ----------    ----------

Revenues:
  Rental income from operating leases               $  487,282    $  499,110
  Earned income from direct financing
    leases                                             123,665       125,775
  Contingent rental income                               1,111           228
  Interest and other income                             44,969        88,130
                                                    ----------    ----------
                                                       657,027       713,243
                                                    ----------    ----------

Expenses:
  General operating and administrative                  31,726        40,054
  Professional services                                  4,908        10,192
  Real estate taxes                                      1,028            -
  State and other taxes                                  4,518         2,417
  Depreciation and amortization                         76,089        82,052
                                                    ----------    ----------
                                                       118,269       134,715
                                                    ----------    ----------

Income Before Minority Interest in
  Income of Consolidated Joint Venture,
  Equity in Earnings of Unconsolidated
  Joint Ventures and Gain on Sale of
  Land and Building                                    538,758       578,528

Minority Interest in Income of
  Consolidated Joint Venture                            (4,627)       (4,631)

Equity in Earnings of Unconsolidated
  Joint Ventures                                        41,279        38,429

Gain on Sale of Land and Building                          222           201
                                                    ----------    ----------

Net Income                                          $  575,632    $  612,527
                                                    ==========    ==========

Allocation of Net Income:
  General partners                                  $    5,756    $    6,125
  Limited partners                                     569,876       606,402
                                                    ----------    ----------

                                                    $  575,632    $  612,527
                                                    ==========    ==========

Net Income Per Limited Partner Unit                 $    0.019    $    0.020
                                                    ==========    ==========

Weighted Average Number of Limited
  Partner Units Outstanding                         30,000,000    30,000,000
                                                    ==========    ==========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1997              1996
                                               -------------     ------------

General partners:
  Beginning balance                             $   156,785      $   133,199
  Net income                                          5,756           23,586
                                                -----------      -----------
                                                    162,541          156,785
                                                -----------      -----------

Limited partners:
  Beginning balance                              24,484,985       24,881,708
  Net income                                        569,876        2,303,277
  Distributions ($0.023 and
    $0.09 per limited partner
    unit, respectively)                            (675,000)      (2,700,000)
                                                -----------      -----------
                                                 24,379,861       24,484,985
                                                -----------      -----------

Total partners' capital                         $24,542,402      $24,641,770
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                       1997          1996
                                                    ----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                    $  718,025    $  679,016
                                                    ----------    ----------

    Cash Flows from Investing Activities:
      Investment in joint venture                     (617,035)           -
      Collections on mortgage notes
        receivable                                       2,349         2,122
                                                    ----------    ----------
          Net cash provided by (used in)
            investing activities                      (614,686)        2,122
                                                    ----------    ----------

    Cash Flows from Financing Activities:
      Distributions to limited partners               (675,000)     (675,000)
      Distributions to holder of minority
        interest                                        (4,946)       (4,949)
                                                    ----------    ----------
          Net cash used in financing
            activities                                (679,946)     (679,949)
                                                    ----------    ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                         (576,607)        1,189

Cash and Cash Equivalents at Beginning of
  Quarter                                            1,305,429       725,074
                                                    ----------    ----------

Cash and Cash Equivalents at End of
  Quarter                                           $  728,822    $  726,263
                                                    ==========    ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                             $  675,000    $  675,000
                                                    ==========    ==========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership) for the year ended December 31, 1996.

      The Partnership accounts for its 83 percent interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.    Investment in Joint Ventures:

      In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of March 31, 1997, the Partnership and its co-venture partner had contributed $617,035 and $164,174, respectively, to the joint venture to acquire the restaurant property. As of March 31, 1997, the Partnership and its co-venture partner owned a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.


                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


2.    Investment in Joint Ventures - Continued:

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                               March 31,     December 31,
                                                 1997            1996
                                              ----------     ------------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                    $8,504,533     $7,778,815
            Cash                                  23,141          1,106
            Receivables                            7,328         14,495
            Prepaids                                 867              -
            Accrued rental income                162,544        154,782
            Other assets                              -           1,115
            Liabilities                           31,519          1,216
            Partners' capital                  8,666,894      7,949,097
            Revenues                             230,186        911,833
            Net income                           172,191        689,075

      The Partnership recognized income totalling $41,279 and $38,429 for the quarters ended March 31, 1997 and 1996, respectively, from these joint ventures.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 41 Properties, including ten Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $718,025 and $679,016 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarter ended March 31, 1997.

      In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant Property in Mansfield, Texas. As of March 31, 1997, the Partnership and its co-venture partner had contributed $617,035 and $164,174, respectively, to the joint venture to acquire the restaurant Property. As of March 31, 1997, the Partnership and its co-venture partner owned a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $728,822 invested in such short-term investments as compared to $1,305,429 at December 31, 1996. The decrease in cash and cash equivalents for the quarter ended March 31, 1997, is primarily attributable to the fact that in February 1997, the Partnership invested in CNL Mansfield Joint Venture, as discussed above. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.


Liquidity and Capital Resources - Continued

      Total liabilities of the Partnership, including rents paid in advance and distributions payable, increased to $741,665 at March 31, 1997, from $733,466 at December 31, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

      During the quarter ended March 31, 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 32 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively) and during the quarter ended March 31, 1997, the Partnership and its consolidated joint venture owned and leased 31 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership and San Antonio #849 Joint Venture earned $610,947 and $624,885, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, partially as a result of a decrease of approximately $22,500 due to the sales of the Properties in Colorado Springs, Colorado, and Hartland, Michigan, in July and October 1996, respectively. The decrease in rental and earned income during the quarter ended March 31, 1997, was partially offset by an increase of approximately $31,000 as a result of the


Results of Operations - Continued

purchase of the Boston Market Property in Marietta, Georgia, in October 1996, from the sales proceeds of the Property in Colorado Springs, Colorado.

      In addition, the decrease in rental and earned income at March 31, 1997, as compared to March 31, 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $18,000 for rental amounts relating to the Hardee's Property in Columbus, Indiana, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter ended March 31, 1996. The Partnership is negotiating an agreement with the tenant for the collection of past due amounts and will recognize such amounts as income if collected.

      During the quarter ended March 31, 1996, the Partnership owned and leased eight Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. During the quarter ended March 31, 1997, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $41,279 and $38,429, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1997, is primarily due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners.

      In addition, during the quarters ended March 31, 1997 and 1996, the Partnership earned $44,969 and $88,130, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, was primarily attributable to the fact that during the quarter ended March 31, 1996, the Partnership recognized approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid the past due real estate taxes relating to these Properties, and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995.

      Operating expenses, including depreciation and amortization expense, were $118,269 and $134,715 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the



Results of Operations - Continued

cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996.

      In addition, the decrease in operating expenses was partially attributable to a decrease in depreciation expense during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, as a result of the sale of the Property in Colorado Springs, Colorado, and the sale of the Property in Hartland, Michigan, during 1996. The decrease in depreciation expense was partially offset by the purchase of the Property in Marietta, Georgia, in October 1996.

      As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $222 and $201 during the quarters ended March 31, 1997 and 1996, respectively.


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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of May, 1997.


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