Form 10-Q
period 1997-06-30
CNL INCOME FUND VII LTD
filed 1997-07-23
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 1997

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to


                             Commission file number
                                     0-19140


                            CNL Income Fund VII, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                        59-2963871
    (State or other juris-             (I.R.S. Employer
   diction of incorporation           Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                             32801
   (Address of principal                  (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                (407) 422-1574


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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            June 30,              December 31,
            ASSETS                            1997                    1996
                                           -----------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,017,392
  and $1,865,214                           $15,535,041            $15,930,547
Net investment in direct financing
  leases                                     4,060,188              4,098,192
Investment in joint ventures                 2,375,747              1,789,238
Mortgage notes receivable, less
  deferred gain of $126,778 and
  $127,229                                   1,255,368              1,259,495
Cash and cash equivalents                      938,165              1,305,429
Receivables, less allowance for
  doubtful accounts of $27,959
  and $43,234                                   15,526                 63,386
Prepaid expenses                                 9,611                  4,654
Accrued rental income, less
  allowance for doubtful accounts
  of $9,845 and $10,786                      1,059,094              1,012,490
Other assets                                    60,422                 60,422
                                           -----------            -----------

                                           $25,309,162            $25,523,853
                                           ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     3,790            $     6,502
Escrowed real estate
  taxes payable                                  5,988                  4,192
Distributions payable                          675,000                675,000
Due to related parties                          21,460                  9,067
Rents paid in advance                           24,983                 38,705
                                           -----------            -----------
    Total liabilities                          731,221                733,466

Minority interest                              148,082                148,617

Partners' capital                           24,429,859             24,641,770
                                           -----------            -----------

                                           $25,309,162            $25,523,853
                                           ===========            ===========










            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                            Quarter Ended                      Six Months Ended
                                                               June 30,                          June 30,
                                                     1997             1996              1997             1996
                                                  ----------       ----------        ----------       -------
Revenues:
  Rental income from
    operating leases                              $  492,747       $  493,479        $  980,029       $  992,589
  Earned income from direct
    financing leases                                 123,095          130,317           246,760          256,092
  Contingent rental income                             1,972              481             3,083              709
  Interest and other income                           40,074           34,433            85,043          122,563
                                                  ----------       ----------        ----------       ----------
                                                     657,888          658,710         1,314,915        1,371,953
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    37,767           41,943            69,493           81,997
  Bad debt expense                                     4,613               -              4,613               -
  Professional services                                5,498            3,780            10,406           13,972
  Real estate taxes                                    1,951               -              2,979               -
  State and other taxes                                   42               32             4,560            2,449
  Depreciation and
    amortization                                      76,089           82,036           152,178          164,088
                                                  ----------       ----------        ----------       ----------
                                                     125,960          127,791           244,229          262,506
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures and Loss on Sale
  of Land and Building                               531,928          530,919         1,070,686        1,109,447

Minority Interest in Income
  of Consolidated Joint
  Venture                                             (4,673)          (4,679)           (9,300)          (9,310)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            54,712           38,695            95,991           77,124

Loss on Sale of Land and                             (19,510)             206           (19,288)             407
  building

Net Income                                        $  562,457       $  565,141        $1,138,089       $1,177,668
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    5,703       $    5,652        $   11,459       $   11,777
  Limited partners                                   556,754          559,489         1,126,630        1,165,891
                                                  ----------       ----------        ----------       ----------

                                                  $  562,457       $  565,141        $1,138,089       $1,177,668
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $    0.019       $    0.019        $    0.038       $    0.039
                                                  ==========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                               30,000,000       30,000,000        30,000,000       30,000,000
                                                  ==========       ==========        ==========       ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              1997                      1996
                                                                        ----------------            --------

General partners:
  Beginning balance                                                      $   156,785                $   133,199
  Net income                                                                  11,459                     23,586
                                                                         -----------                -----------
                                                                             168,244                    156,785
                                                                         -----------                -----------

Limited partners:
  Beginning balance                                                       24,484,985                 24,881,708
  Net income                                                               1,126,630                  2,303,277
  Distributions ($0.045 and
    $0.09 per limited partner
    unit, respectively)                                                   (1,350,000)                (2,700,000)
                                                                         -----------                -----------
                                                                          24,261,615                 24,484,985
                                                                         -----------                -----------

Total partners' capital                                                  $24,429,859                $24,641,770
                                                                         ===========                ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   1997                1996
                                                                               -----------          -------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                               $ 1,380,469          $ 1,346,104
                                                                               -----------          -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land                                                   223,589                   -
      Investment in joint venture                                                 (616,245)                  -
      Collections on mortgage notes
        receivable                                                                   4,758                4,298
                                                                               -----------          -----------
          Net cash provided by (used in)
            investing activities                                                  (387,898)               4,298
                                                                               -----------          -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners                                         (1,350,000)          (1,350,000)
      Distributions to holder of minority
        interest                                                                    (9,835)              (9,823)
                                                                               -----------          -----------
          Net cash used in financing
            activities                                                          (1,359,835)          (1,359,823)
                                                                               -----------          -----------

Net Decrease in Cash and Cash
  Equivalents                                                                     (367,264)              (9,421)

Cash and Cash Equivalents at Beginning of
  Period                                                                         1,305,429              725,074
                                                                               -----------          -----------

Cash and Cash Equivalents at End of
  Period                                                                       $   938,165          $   715,653
                                                                               ===========          ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                                                         $   675,000          $   675,000
                                                                               ===========          ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         In May 1997, the Partnership sold its property in Columbus, Indiana, for $240,000 and received net sales proceeds of $223,589, resulting in a loss of $19,739 for financial reporting purposes.

3.       Investment in Joint Ventures:

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of June 30, 1997, the Partnership and its co-venture partner had contributed $616,245 and $163,964, respectively, to the joint venture to acquire the restaurant property. As of June 30, 1997, the Partnership and its co-venture partner owned a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:


                                                                         June 30,             December 31,
                                                                           1997                   1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                                        $8,447,340            $7,778,815
                  Cash                                                      10,068                 1,106
                  Receivables                                                  101                14,495
                  Prepaids                                                   1,056                     -
                  Accrued rental income                                    172,098               154,782
                  Other assets                                                  -                  1,115
                  Liabilities                                               18,623                 1,216
                  Partners' capital                                      8,612,040             7,949,097
                  Revenues                                                 484,788               911,833
                  Net income                                               366,988               689,075

         The Partnership recognized income totalling $95,991 and $77,124 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $54,712 and $38,695 of which was earned for the quarters ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 40 Properties, including ten Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,380,469 and $1,346,104 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant Property in Mansfield, Texas. As of June 30, 1997, the Partnership and its co-venture partner had contributed $616,245 and $163,964, respectively, to the joint venture to acquire the restaurant Property. As of June 30, 1997, the Partnership and its co-venture partner owned a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture.

         In May 1997, the Partnership sold its Property in Columbus, Indiana, for $240,000 and received net sales proceeds of $223,589, resulting in a loss of $19,739 for financial reporting purposes. The net sales proceeds are expected to be invested in an additional Property or used for other Partnership purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $938,165 invested in such short-term investments, as compared to $1,305,429 at December 31, 1996. The decrease in cash and cash equivalents for the quarter and six months ended June 30, 1997, is primarily attributable to

Liquidity and Capital Resources - Received

the fact that in February 1997, the Partnership invested in CNL Mansfield Joint Venture, as discussed above. The decrease in cash and cash equivalents is partially offset by an increase in cash and cash equivalents due to the receipt of sales proceeds from the sale of the Property in Columbus, Indiana in May 1997. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including rents paid in advance and distributions payable, decreased to $731,221 at June 30, 1997, from $733,466 at December 31, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 1997 and 1996 ($675,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 32 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively) and during the six months ended June 30, 1997, the Partnership and its consolidated joint venture owned and leased 31 wholly owned Properties (including one Property in Columbus, Indiana, which was sold in May 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership and San Antonio #849 Joint Venture earned $1,226,789 and $1,248,681, respectively, in rental income from operating leases and earned income from direct financing leases, $615,842 and $623,796 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the Partnership increasing its allowance for doubtful accounts by approximately $4,600 and $22,800, respectively, for rental amounts relating to the Hardee's Property in Columbus, Indiana, due to financial difficulties the tenant is experiencing. The Partnership sold this Property in May 1997 as discussed above in "Liquidity and Capital Resources".

         During the six months ended June 30, 1996, the Partnership owned and leased eight Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. During the six months ended June 30, 1997, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $95,991 and $77,124, respectively, attributable to net income earned by these unconsolidated joint ventures, $54,712 and $38,695 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1997, is primarily due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners.

         In addition, during the six months ended June 30, 1997 and 1996, the Partnership earned $85,043 and $122,563, respectively, in interest and other income, $40,074 and $34,433 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in interest and other income during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, was primarily attributable to the fact that during the six months ended June 30, 1996, the Partnership recognized approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid the past due real estate taxes relating to these Properties, and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995.

         Operating expenses, including depreciation and amortization expense, were $244,229 and $262,506 for the six months ended June 30, 1997 and 1996, respectively, of which $125,960 and $127,791 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily a result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. This decrease in operating expenses was partially offset by the fact that the Partnership recorded bad debt expense of $4,613 relating to the Property in Columbus, Indiana, relating to past due rental amounts. This Property was sold in May 1997, as discussed above in "Liquidity and Capital Resources".

         In addition, the decrease in operating expenses was partially attributable to a decrease in depreciation expense during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, as a result of the sale of the Property in Colorado Springs, Colorado, and the sale of the Property in Hartland, Michigan, during 1996. The decrease in depreciation expense was partially offset by the purchase of the Property in Marietta, Georgia, in October 1996.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $451 and $407 for the six months ended June 30, 1997 and 1996, respectively, $229 and $206 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. As a result of the sale of the Property in Columbus, Indiana, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $19,739 during the quarter and six months ended June 30, 1997. No Properties were sold during the six months ended June 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 18th day of July, 1997.


                            CNL INCOME FUND VII, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner


                                      By:  /s/ James M. Seneff, Jr.
                                           ---------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


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