Form 10-Q
period 1997-09-30
CNL INCOME FUND VII LTD
filed 1997-10-31
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                                Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                          1

    Condensed Statements of Income                                    2

    Condensed Statements of Partners' Capital                         3

    Condensed Statements of Cash Flows                                4

    Notes to Condensed Financial Statements                           5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                    7-11

Part II

  Other Information                                                   12

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         September 30,            December 31,
            ASSETS                           1997                     1996
                                         -------------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,093,481
  and $1,865,214                           $15,458,952            $15,930,547
Net investment in direct financing
  leases                                     4,040,314              4,098,192
Investment in joint ventures                 2,364,796              1,789,238
Mortgage notes receivable, less
  deferred gain of $126,544 and
  $127,229                                   1,252,907              1,259,495
Cash and cash equivalents                      979,674              1,305,429
Receivables, less allowance for
  doubtful accounts of $27,959
  and $43,234                                   15,674                 63,386
Prepaid expenses                                 8,046                  4,654
Accrued rental income, less
  allowance for doubtful accounts
  of $9,845 and $10,786                      1,088,359              1,012,490
Other assets                                    60,422                 60,422
                                           -----------            -----------

                                           $25,269,144            $25,523,853
                                           ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     3,287            $     6,502
Escrowed real estate
  taxes payable                                  6,886                  4,192
Distributions payable                          675,000                675,000
Due to related parties                          26,871                  9,067
Rents paid in advance                           50,180                 38,705
                                           -----------            -----------
    Total liabilities                          762,224                733,466

Commitment (Note 4)

Minority interest                              147,834                148,617

Partners' capital                           24,359,086             24,641,770
                                           -----------            -----------

                                           $25,269,144            $25,523,853
                                           ===========            ===========








            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                        Quarter Ended                      Nine Months Ended
                                                        September 30,                        September 30,
                                                     1997             1996              1997             1996
                                                  ----------       ----------        ----------       ----------
Revenues:
  Rental income from
    operating leases                              $  493,318       $  478,874        $1,473,347       $1,471,463
  Earned income from direct
    financing leases                                 122,508          124,752           369,268          380,844
  Contingent rental income                             2,602            1,361             5,685            2,070
  Interest and other income                           46,474           65,855           131,517          188,418
                                                  ----------       ----------        ----------       ----------
                                                     664,902          670,842         1,979,817        2,042,795
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    31,784           38,737           101,277          120,734
  Bad debt expense                                        -                -              4,613               -
  Professional services                                4,277            5,122            14,683           19,094
  Real estate taxes                                       -             9,010             2,979            9,010
  State and other taxes                                   -                -              4,560            2,449
  Depreciation and
    amortization                                      76,089           78,320           228,267          242,408
                                                  ----------       ----------        ----------       ----------
                                                     112,150          131,189           356,379          393,695
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures, Gain (Loss) on
  Sale of Land and Buildings,
  and Provision for Loss on
  Land and Building                                  552,752          539,653         1,623,438        1,649,100

Minority Interest in Income
  of Consolidated Joint
  Venture                                             (4,698)          (4,690)          (13,998)         (14,000)

Equity in Earnings of Uncon-
  solidated Joint Ventures                            55,939           38,833           151,930          115,957

Gain (Loss) on Sale of Land
  and Buildings                                          234          195,051           (19,054)         195,458

Provision for Loss on Land
  and Building                                            -          (235,465)               -          (235,465)
                                                  ----------       ----------        ----------       ----------

Net Income                                        $  604,227       $  533,382        $1,742,316       $1,711,050
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    6,036       $    5,647        $   17,495       $   17,424
  Limited partners                                   598,191          527,735         1,724,821        1,693,626
                                                  ----------       ----------        ----------       ----------

                                                  $  604,227       $  533,382        $1,742,316       $1,711,050
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $    0.020       $    0.018        $    0.057       $    0.056
                                                  ==========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                               30,000,000       30,000,000        30,000,000       30,000,000
                                                  ==========       ==========        ==========       ==========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Nine Months Ended             Year Ended
                                      September 30,             December 31,
                                          1997                      1996
                                   -----------------            -----------

General partners:
  Beginning balance                  $   156,785                $   133,199
  Net income                              17,495                     23,586
                                     -----------                -----------
                                         174,280                    156,785
                                     -----------                -----------

Limited partners:
  Beginning balance                   24,484,985                 24,881,708
  Net income                           1,724,821                  2,303,277
  Distributions ($0.068 and
    $0.090 per limited partner
    unit, respectively)               (2,025,000)                (2,700,000)
                                     -----------                -----------
                                      24,184,806                 24,484,985
                                     -----------                -----------

Total partners' capital              $24,359,086                $24,641,770
                                     ===========                ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                           September 30,
                                                   1997               1996
                                               -----------         ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 2,099,452         $ 2,006,079
                                               -----------         -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land                   223,589           1,044,909
      Investment in joint venture                 (616,245)                 -
      Collections on mortgage notes
        receivable                                   7,230               6,531
      Increase in restricted cash                       -           (1,044,909)
                                               -----------         -----------
          Net cash provided by (used in)
            investing activities                  (385,426)              6,531
                                               -----------         -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners         (2,025,000)         (2,025,000)
      Distributions to holder of minority
        interest                                   (14,781)            (14,776)
                                               -----------         -----------
          Net cash used in financing
            activities                          (2,039,781)         (2,039,776)
                                               -----------         -----------

Net Decrease in Cash and Cash
  Equivalents                                     (325,755)            (27,166)

Cash and Cash Equivalents at Beginning of
  Period                                         1,305,429             725,074
                                               -----------         -----------

Cash and Cash Equivalents at End of
  Period                                       $   979,674         $   697,908
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of September 30, 1997, the Partnership and its co-venture partner had contributed $616,245 and $163,964, respectively, to the joint venture to acquire the restaurant property. As of September 30, 1997, the Partnership and its co-venture partner owned a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS -CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                            September 30,           December 31,
                                                1997                     1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation             $8,389,883              $7,778,815
                  Cash                           23,611                   1,106
                  Receivables                        -                   14,495
                  Accrued rental income         181,652                 154,782
                  Other assets                    1,035                   1,115
                  Liabilities                    32,117                   1,216
                  Partners' capital           8,564,064               7,949,097
                  Revenues                      749,270                 911,833
                  Net income                    571,232                 689,075

         The Partnership recognized income totalling $151,930 and $115,957 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $55,939 and $38,833 of which was earned for the quarters ended September 30, 1997 and 1996, respectively.

4.       Commitment:

         In September 1997, CNL Income Fund VI, Ltd. and CNL Income Fund VII, Ltd., as tenants-in-common, entered into a sales contract with an unrelated third party to sell the Jack in the Box property in Yuma, Arizona, in which the Partnership owns a 48.33% interest. The general partners believe that the anticipated sales price on this property exceeds the carrying costs associated with the property. The sale of this property had not occurred as of October 29, 1997.

5.       Subsequent Event:

         In October 1997, the Partnership sold its property in Dunnellon, Florida, for $800,000 and received net sales proceeds (net of $5,055 which represents amounts due to the former tenant for prepaid rent) of $752,745, resulting in a gain of approximately $183,700 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 40 Properties, including ten Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,099,452 and $2,006,079 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant Property in Mansfield, Texas. As of September 30, 1997, the Partnership and its co-venture partner had contributed $616,245 and $163,964, respectively, to the joint venture to acquire the restaurant Property. As of September 30, 1997, the Partnership and its co-venture partner owned a 79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture.

         In May 1997, the Partnership sold its Property in Columbus, Indiana, for $240,000 and received net sales proceeds of $223,589, resulting in a loss of $19,739 for financial reporting purposes. The net sales proceeds are expected to be invested in an additional Property or used for other Partnership purposes.

         In October 1997, the Partnership sold its Property in Dunnellon, Florida, for $800,000 and received net sales proceeds (net of $5,055 which represents amounts due to the former tenant for prepaid rent) of $752,745, resulting in a gain of approximately $183,700 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $979,674 invested in such short-term investments, as compared to $1,305,429 at December 31, 1996. The decrease in cash and cash equivalents for the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that in February 1997, the Partnership invested in CNL Mansfield Joint Venture, as discussed above. The decrease in cash and cash equivalents was partially offset by an increase in cash and cash equivalents due to the receipt of sales proceeds from the sale of the Property in Columbus, Indiana in May 1997. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including rents paid in advance and distributions payable, increased to $762,224 at September 30, 1997, from $733,466 at December 31, 1996, primarily as a result of an increase in rents paid in advance during the nine months ended September 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In September 1997, CNL Income Fund VI, Ltd. and CNL Income Fund VII, Ltd., as tenants-in-common, entered into a sales contract with an unrelated third party to sell the Jack in the Box Property in Yuma, Arizona, in which the Partnership owns a 48.33% interest. The general partners believe that the anticipated sales price on this Property exceeds the carrying costs associated with the Property. The sale of this Property had not occurred as of October 29, 1997.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 1997 and 1996 ($675,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 32 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively) and during the nine months ended September 30, 1997, the Partnership and its consolidated joint venture owned and leased 31 wholly owned Properties (including one Property in Columbus, Indiana, which was sold in May
1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership and San Antonio #849 Joint Venture earned $1,842,615 and $1,852,307, respectively, in rental income from operating leases and earned income from direct financing leases, $615,826 and $603,626 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. Rental and earned income decreased during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, as a result of the sales of the Properties in Colorado Springs, Colorado; Hartland, Michigan and Columbus, Ohio, in July 1996, October 1996 and May 1997, respectively. The decrease in rental income for the nine months ended September 30, 1997 was partially offset by an increase in rental income attributable to the reinvestment of the net sales proceeds from the sale of the Property in Colorado Springs, Colorado, in a Property in Marietta, Georgia, in October 1996.

         During the nine months ended September 30, 1996, the Partnership owned and leased eight Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. During the nine months ended September 30, 1997, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $151,930 and $115,957, respectively, attributable to net income earned by these unconsolidated joint ventures, $55,939 and $38,833 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1997, is primarily due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners.

         In addition, during the nine months ended September 30, 1997 and 1996, the Partnership earned $131,517 and $188,418, respectively, in interest and other income, $46,474 and $65,855 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in interest and other income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, was primarily attributable to the fact that during the nine months ended September 30, 1996, the Partnership recognized approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid the past due real estate taxes relating to these Properties, and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995. In addition, the decrease in interest and other income for the quarter and nine months ended September 30, 1997 was due to the fact that during the quarter and nine months ended September 30, 1996, the Partnership earned approximately $7,000 in interest income on the net sales proceeds held in escrow relating to the Property in Colorado Springs, Colorado. These proceeds were reinvested in a Property in Marietta, Georgia, in October 1996.

         Operating expenses, including depreciation and amortization expense, were $356,379 and $393,695 for the nine months ended September 30, 1997 and 1996, respectively, of which $112,150 and $131,189 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially a result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. Operating expenses also decreased during the quarter and nine months ended September 30, 1997 due to the fact that in connection with the sale of the Property in Colorado Springs, Colorado, in July 1996, the Partnership paid approximately $9,000 in 1996 real estate taxes which were due upon the sale of the Property. In addition, operating expenses decreased during the quarter and nine months ended September 30, 1997 as a result of a decrease in depreciation expense due to the sale of the Property in Colorado Springs, Colorado, and the sale of the Property in Hartland, Michigan, during 1996. The decrease in depreciation expense was partially offset by the purchase of the Property in Marietta, Georgia, in October 1996.

         The decrease in operating expenses for the nine months ended September 30, 1997 was partially offset by the fact that the Partnership recorded bad debt expense of $4,613 during the nine months ended September 30, 1997, relating to the Property in Columbus, Indiana, relating to past due rental amounts. No such amounts were recorded during the nine months ended September 30, 1996. This Property was sold in May 1997, as discussed above in "Liquidity and Capital Resources".

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $685 and $618 for the nine months ended September 30, 1997 and 1996, respectively, $234 and $211 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. As a result of the sale of the Property in Colorado Springs, Colorado in July 1996, the Partnership recognized a gain for financial reporting purposes of $194,840 during the quarter and nine months ended September 30, 1996. As a result of the sale of the Property in Columbus, Indiana, in May 1997, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $19,739 during the nine months ended September 30, 1997.

         In addition, during the quarter and nine months ended September 30, 1996, the Partnership recorded a provision for loss on land and building of $235,465, for financial reporting purposes, relating to the Property in Hartland, Michigan. This provision represented the difference between (i) the Property's carrying value at September 30, 1996, and (ii) the net realizable value of the Property based on the net sales proceeds of $617,035 received from the sale of this Property in October 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 29th day of October, 1997.


                            CNL INCOME FUND VII, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner


                                      By:  /s/ James M. Seneff, Jr.
                                           ----------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Robert A. Bourne
                                           --------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           Principal Financial and
                                           Accounting Officer)