Form 10-K405
period 1997-12-31
CNL INCOME FUND VII LTD
filed 1998-03-17
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________


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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota, and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina, and Jacksonville, Florida, and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan, and Colorado Springs, Colorado, and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan, to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida, and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, each as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, the Partnership currently owns 40 Properties, including interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from five to 20 years (the average being 17 years), and expire between 2003 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,100 to $166,700. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

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

         In February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, as described below under "Joint Venture Arrangements." The lease terms of the lease of CNL Mansfield Joint Venture are substantially the same as those described in the first three paragraphs of this section.

         In December 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dunnellon, Florida and Columbus, Indiana, and net sales proceeds from the sale of the Property in Yuma, Arizona, held as tenants-in-common with an affiliate of the General Partners, in a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners, and in a Property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the General Partners, as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common, including one Property owned as tenants-in-common which was sold in October 1997). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only and Flagstar Enterprises, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common, including one Property owned as tenants-in-common which was sold in October 1997). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenants or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, as of December 31, 1996, the Partnership had entered into four separate joint venture arrangements, Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture and CNL Mansfield Joint Venture, with affiliates of the General Partners to purchase and hold nine Properties through such joint ventures. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         San Antonio #849 Joint Venture, Halls Joint Venture, Des Moines Real Estate Joint Venture and CNL Mansfield Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

         The Partnership has management control of the San Antonio #849 Joint Venture and shares management control equally with affiliates of the General Partners for Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture and CNL Mansfield Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of San Antonio #849 Joint Venture, Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture and CNL Mansfield Joint Venture is distributed 83 percent, 51 percent, 18 percent, 4.79% and 79 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interests in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in July 1994, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage. The Partnership owned a 48.33% interest in this Property. In October 1997, the Partnership and the affiliate, as tenants-in-common, sold the Jack in the Box Property in Yuma, Arizona. In December 1997, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners and in conjunction therewith, reinvested its portion of the net sales proceeds received from the sale of the Property in Yuma, Arizona, along with additional funds from the sale of the Property in Columbus, Indiana. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 35.64% interest in the Property in Miami, Florida.

         In addition, in December 1997, the Partnership entered into an agreement to hold a Golden Corral Property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 53 percent interest in this Property.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 13 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2005) and the average minimum base annual rent is approximately $147,800 (ranging from approximately $137,100 to $166,700).

         Restaurant Management Services, Inc. leases five Popeyes restaurants, one Shoney's restaurant, one Church's Fried Chicken restaurant and one site currently consisting of land only (formerly operated as a Church's Fried Chicken). The initial term of each lease is 19 to 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $53,700 (ranging from approximately $22,100 to $121,000).

         Flagstar Enterprises, Inc. leases four Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2010 and 2012) and the average minimum base annual rent is approximately $79,100 (ranging from approximately $70,500 to $89,400).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,162 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $.95 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                 1997 (1)                           1996 (1)
                                 --------                           --------
                        High       Low      Average        High       Low      Average
                        ----       ---      -------        ----       ---      -------
  First Quarter         $1.00     $ .95       $ .96        $ .88     $ .79       $ .84
  Second Quarter          .95       .82         .91          .95       .82         .94
  Third Quarter           .92       .79         .85          .95       .91         .93
  Fourth Quarter          .84       .81         .83          .78       .75         .76

(1) A total of 94,606 and 153,050 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                  1997              1996             1995              1994              1993
                                  ----              ----             ----              ----              ----
Year Ended December 31:
    Revenues (1)               $  2,919,734      $  2,882,709     $  2,716,883      $  2,917,331      $  2,953,405
    Net income (2)                2,606,008         2,326,863        1,982,148         2,503,300         2,433,910
    Cash distributions
       declared (3)               2,700,000         2,700,000        2,700,002         2,760,002         2,700,000
    Net income per Unit (2)           0.086             0.077            0.065             0.083             0.080
    Cash distributions
       declared per Unit(3)           0.090             0.090            0.090             0.092             0.090

At December 31:
    Total assets                $25,479,762       $25,523,853      $25,915,616       $26,644,363       $26,872,295
    Partners' capital            24,547,778        24,641,770       25,014,907        25,732,761        26,989,463

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1997, 1996, 1995 and 1994, includes $184,627, $195,675, $1,421 and $77,379, respectively, from gains on dispositions of land and buildings. Net income for the years ended December 31, 1997 and 1996, includes a loss on sale of land and building of $19,739 and $235,465, respectively. In addition, net income for the year ended December 31, 1995, includes a loss on demolition of building and a loss on sale of land and building of $174,466 and $6,556, respectively.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,840,459, $2,670,869 and $2,484,538 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash from operations during 1997 and 1996, each as compared to the prior year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

         In August 1995, the Partnership sold its Property in Florence, South Carolina, to the tenant for $1,160,000, and in connection therewith, accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $10,395, with a balloon payment of $1,106,657 due in July 2000. Collections commenced August 10, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. The Partnership recognized a gain of $926 and $836 for financial reporting purposes for the years ended December 31, 1997 and 1996, respectively, and had a deferred gain in the amount of $126,303 and $127,229 at December 31, 1997 and 1996, respectively. The mortgage notes receivable balances at December 31, 1997 and 1996, include principal of $1,131,496 and $1,139,788, respectively, and accrued interest of $6,235 and $6,281, respectively, and are shown net of the deferred gain of $126,303 and $127,229, respectively. Proceeds received from the sale of this Property will be reinvested in additional Properties or used for other Partnership purposes.

         In November 1994, the Partnership received notice from the subtenant of its Property in Jacksonville, Florida, that it intended to exercise its option to purchase the Property in accordance with the terms of its sublease agreement. In December 1995, the Partnership sold its Property in Jacksonville, Florida, to the subtenant for $240,000, and in connection therewith, accepted a promissory note in the principal sum of $240,000, collateralized by a mortgage on the Property. The note bears interest at a rate of ten percent per annum and is being collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due December 2005. Collections commenced in January 1996. As a result of the sale of the Property, the Partnership recognized a loss of $6,556 for financial reporting purposes for the year ended December 31, 1995. The mortgage notes receivable balance at December 31, 1997 and 1996, include principal of $237,192 and $238,666, respectively, and accrued interest of $1,977 and $1,989, respectively. Proceeds received from the sale of this Property will be distributed to the Limited Partners or will be used for other Partnership purposes.

         In March 1996, the Partnership entered into an agreement with the tenant of the Property in Daytona Beach, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $13,200 of the rental payment deferral amounts. The tenant made payments of approximately $5,700 in each of April 1996 and March 1997 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $28,000 in five remaining annual installments through 2002.

         In July 1996, the Partnership sold its Property in Colorado Springs, Colorado, for $1,075,000, and received net sales proceeds of $1,044,909, resulting in a gain of $194,839 for financial reporting purposes. This Property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $144,000 in excess of its original purchase price. In October 1996, the Partnership reinvested the net sales proceeds, along with additional funds, in a Boston Market Property located in Marietta, Georgia. A portion of the transaction relating to the sale of the Property in Colorado Springs, Colorado, and the reinvestment of the net sales proceeds were structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes resulting form the sale.

         In addition, in October 1996, the Partnership sold its Property in Hartland, Michigan, for $625,000 and received net sales proceeds of $617,035, resulting in a loss of approximately $235,465, for financial reporting purposes. In February 1997, the Partnership reinvested the net sales proceeds in CNL Mansfield Joint Venture. The Partnership has a 79 percent interest in the profits and losses of CNL Mansfield Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same General Partners.

         In May 1997, the Partnership sold its Property in Columbus, Indiana, for $240,000 and received net sales proceeds of $223,589, resulting in a loss of $19,739 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds, along with additional funds, in a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partner, in exchange for a 35.64% interest in this Property.

         In October 1997, the Partnership sold its Property in Dunnellon, Florida, for $800,000 and received net sales proceeds (net of $5,055 which represents amounts due to the former tenant for prepaid rent) of $752,745, resulting in a gain of $183,701 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1990 and had a cost of approximately $546,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $211,500 in excess of its original purchase price. In December 1997, the Partnership reinvested these net sales proceeds in a Property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the General Partner. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Dunnellon, Florida and the reinvestment of the net sales proceeds in the Property in Smithfield, North Carolina, will qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

         In addition, in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The Property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Property was sold for approximately $120,300 in excess of its original purchase price. In December 1997, the Partnership reinvested its portion of the net sales proceeds from the sale of the Yuma, Arizona, Property, along with funds from the sale of the wholly-owned Property in Columbus, Indiana, in a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Yuma, Arizona and the reinvestment of the net sales proceeds in the Property in Miami, Florida, will qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to the partners. At December 31, 1997, the Partnership had $761,317 invested in such short-term investments, as compared to $1,305,429 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily a result of the reinvestment of the net sales proceeds received in 1996 from the sale of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture in February 1997, as described above. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $74,968, $97,288 and $94,618, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $27,683 and $1,867, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. In addition, during the year ended December 31, 1995, the Partnership incurred $7,200 in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Property in Jacksonville, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, of the Partnership increased to $749,587 at December 31, 1997, from $724,399 at December 31, 1996, primarily as a result of an increase in rents paid in advance during the year ended December 31, 1997. Liabilities at December 31, 1997, to the extent they exceed cash and cash equivalents at December 31, 1997, will be paid from future cash from operations, from amounts collected under the mortgage notes described above or, in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

         Based primarily on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 1997 and 1996, and $2,700,002 for the year ended December 31, 1995. This represents distributions of $0.090 per Unit for each of the years ended December 31, 1997, 1996 and 1995. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, the Partnership owned and leased 33 wholly owned Properties (including two Properties in Florence, South Carolina, and
Jacksonville, Florida, which were sold in August and December 1995, respectively), during 1996, the Partnership owned and leased 33 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively), during 1997, the Partnership owned and leased 31 wholly owned Properties (including two Properties in Columbus, Indiana and Dunnellon, Florida, which were sold in May and October 1997, respectively). In addition, during 1996 and 1995, the Partnership was a co-venturer in four separate joint ventures which owned and leased nine Properties and one Property the Partnership owned and leased with an affiliate as tenants-in-common. During 1997, the Partnership was a co-venturer in five separate joint ventures which owned and leased ten Properties and three Properties the Partnership owned with affiliates as tenants-in-common (including one Property in Yuma, Arizona which was sold in October 1997). As of December 31, 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 40 wholly owned Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $22,100 to $166,700. Substantially all of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, earned $2,436,222, $2,459,094 and $2,427,464, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997, as compared to 1996, was attributable to a decrease in rental and earned income as a result of the sales of the Properties in Colorado Springs, Colorado; Hartland, Michigan; Columbus, Ohio and Dunnellon, Florida, in July 1996, October 1996, May 1997 and October 1997, respectively. This decrease was partially offset by an increase in rental and earned income as a result of reinvesting the net sales proceeds from the sale of the Property in Colorado, Springs, Colorado, in a Property in Marietta, Georgia, in October 1996. Rental and earned income are expected to decrease in future years as a result of reinvesting the proceeds from the sales of the Properties in Hartland, Michigan; Columbus, Ohio and Dunnellon, Florida in joint ventures and in Properties owned with affiliates, as tenants-in-common, as described below. However, as a result of reinvesting in joint ventures and in Properties owned with affiliates, as tenants-in-common, net income earned by unconsolidated joint ventures is expected to increase in 1998.

         Rental and earned income increased during 1996, as compared to 1995, as a result of recording rental income during 1996 relating to the Properties in Colorado Springs, and Pueblo, Colorado as compared to recording no rental income during 1995 due to financial difficulties the tenant was experiencing. The
Property in Colorado Springs, Colorado, was subsequently sold, as described above in "Liquidity and Capital Resources." The increase in rental and earned income during 1996, as compared to 1995, was partially offset by a decrease in rental income during 1996, as a result of the sale of the Partnership Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. However, as a result of the Partnership accepting mortgage notes for the sale of these Properties, interest income increased during 1996 and 1995, as described below and above in "Liquidity and Capital Resources."

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $51,345, $44,973 and $68,820, respectively, in contingent rental income. The increase in contingent rental income during 1997, as compared to 1996, is primarily a result of increased gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease in contingent rental income during 1996, as compared to 1995, is primarily attributable to the change in the percentage rent formula in accordance with the terms of the lease agreement for one of the Partnership's leases during 1996.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $183,579, $240,079 and $84,390, respectively, in interest and other income. The decrease in interest and other income for 1997, as compared to 1996, and the increase in interest and other income during 1996, as compared to 1995, is attributable to the fact that during 1996, the Partnership recognized approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid past due real estate taxes relating to the Properties and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995. In addition, the decrease in interest and other income during 1997, as compared to 1996, was due to the fact that during 1996, the Partnership earned approximately $10,000 in interest income on the net sales proceeds held in escrow relating to the Property in Colorado Springs, Colorado. These proceeds were reinvested in a Property in Marietta, Georgia, in October 1996. The increase in interest and other income during 1996, as compared to 1995, was primarily attributable to an increase in interest earned on the mortgage notes accepted in connection with the sales of the Properties in Florence, South Carolina, in August 1995, and Jacksonville, Florida, in December 1995, as discussed above in "Liquidity and Capital Resources."

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $267,251, $157,254 and $154,937, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by joint ventures during the year ended 1997, is partially due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same General Partners. In addition, the increase in net income earned by joint ventures is partially attributable to the fact that in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest. The tenancy-in-common recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Liquidity and Capital Resources." In addition, the increase in net income earned by joint ventures during the year ended 1997, as compared to 1996, is partially due to the Partnership investing in a Property in Smithfield, North Carolina, in December 1997, with affiliates of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During at least one of the years  ended  December  31,  1997,  1996 and
1995, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common, including one Property owned as tenants-in-common which sold in October 1997). As of December 31, 1997,

Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one at least on of the years ended December 31, 1997, 1996 and 1995, three Restaurant Chains, Golden Corral, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common, including one Property owned as tenants-in-common which was sold in October 1997). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $478,614, $516,056 and $555,134 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, was primarily a result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, the decrease in operating expenses during 1997, as compared to 1996, was due to the fact that in July 1996, the Partnership sold the Property in Colorado Springs, Colorado, as discussed above in "Liquidity and Capital Resources," and in connection therewith, paid approximately $9,000 in 1996 real estate taxes which were due upon the sale of the Property. Because of the sale, no real estate taxes were recorded in 1997. The decrease in operating expenses during 1996, as compared to 1995, was primarily attributable to the fact that the Partnership accrued approximately $46,500 for current and past due real estate taxes relating to the Properties in Colorado Springs and Pueblo, Colorado, during 1995. As described above, the amounts accrued during 1995 were reversed and recorded as other income during 1996. No real estate taxes were recorded during 1996 relating to the Property in Pueblo, Colorado, due to the fact that the new tenant is responsible for the real estate taxes under the terms of the assigned lease.

         The decrease in operating expenses during 1997, as compared to 1996, was also partially attributable to a decrease in depreciation expense due to the sales of the Properties in Hartland, Michigan and Colorado Springs, Colorado in 1996. The decrease in depreciation expense was partially offset by the purchase of the Property in Marietta, Georgia, in October 1996. The decrease in operating expenses during 1996, as compared to 1995, was partially attributable to a decrease in depreciation expense as a result of the demolition of the Property in Daytona Beach, Florida, the sale of the Property in Florence, South Carolina, and the sale of the Property in Jacksonville, Florida, during 1995.

         The decrease in operating expenses during 1996, as compared to 1995, was partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         As a result of the sale of the Property in Columbus, Indiana, during 1997, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $19,739 for financial reporting purposes, for the year ended December 31, 1997. As a result of the sale of the Property in Dunnellon, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $183,701 for the year ended December 31, 1997.

         As a result of the sale of the Property in Colorado Springs, Colorado, during 1996, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $194,839 for financial reporting purposes for the year ended December 31, 1996. As a result of the sale of the Property in Hartland, Michigan, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $235,465 for the year ended December 31, 1996.

         In connection with the sale of its Property in Florence, South Carolina, during 1995, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $926, $836 and $1,421 for the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with Statement of

Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $126,303 at December 31, 1997 is being recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $97,300 from the sale of this Property was also deferred during 1995 and is being recognized as payments under the mortgage note are collected.

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

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on income from operations. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS
                                    --------



                                                                    Page
                                                                    ----

Report of Independent Accountants                                    15

Financial Statements:

  Balance Sheets                                                     16

  Statements of Income                                               17

  Statements of Partners' Capital                                    18

  Statements of Cash Flows                                           19

  Notes to Financial Statements                                      22

                        Report of Independent Accountants
                        ---------------------------------



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
--------------------------------

Orlando, Florida
January 15, 1998

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                       December 31,
            ASSETS                              1997                 1996
            ------                              ----                 ----

Land and buildings on operating
  leases, less accumulated
  depreciation                               $15,382,863          $15,930,547
Net investment in direct financing
  leases                                       3,447,152            4,098,192
Investment in joint ventures                   3,393,932            1,789,238
Mortgage notes receivable, less
  deferred gain                                1,250,597            1,259,495
Cash and cash equivalents                        761,317            1,305,429
Receivables, less allowance for
  doubtful accounts of $32,959
  and $43,234                                     64,092               63,386
Prepaid expenses                                   4,755                4,654
Accrued rental income, less
  allowance for doubtful accounts
  of $9,845 and $10,786                        1,114,632            1,012,490
Other assets                                      60,422               60,422

                                             $25,479,762          $25,523,853


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     6,131          $     6,502
Escrowed real estate taxes
  payable                                          7,785                4,192
Distributions payable                            675,000              675,000
Due to related parties                            34,883                9,067
Rents paid in advance                             60,671               38,705
    Total liabilities                            784,470              733,466

Minority interest                                147,514              148,617

Partners' capital                             24,547,778           24,641,770

                                             $25,479,762          $25,523,853










                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------


                                                         Year Ended December 31,
                                              1997                1996               1995
                                              ----                ----               ----
Revenues:
  Rental income from operating
    leases                                 $1,960,724          $1,954,033         $1,888,830
  Earned income from direct
    financing leases                          475,498             505,061            538,634
  Contingent rental income                     51,345              44,973             68,820
  Interest and other income                   183,579             240,079             84,390
                                            2,671,146           2,744,146          2,580,674

Expenses:
  General operating and
    administrative                            138,560             159,001            146,747
  Professional services                        23,546              27,640             27,379
  Bad debt expense                              4,613                  -               2,584
  Real estate taxes                             2,979               9,010             46,512
  State and other taxes                         4,560               2,448              2,562
  Depreciation and amortization               304,356             317,957            329,350
                                              478,614             516,056            555,134

Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures,
  Gain (Loss) on Sale of Land
  and Buildings and Loss on
  Demolition of Building                    2,192,532           2,228,090          2,025,540

Minority Interest in Income of
  Consolidated Joint Venture                  (18,663)            (18,691)           (18,728)

Equity in Earnings of Unconsoli-
  dated Joint Ventures                        267,251             157,254            154,937

Gain (Loss) on Sale of Land
  and Buildings                               164,888             (39,790)            (5,135)

Loss on Demolition of Building                     -                   -            (174,466)

Net Income                                 $2,606,008          $2,326,863         $1,982,148

Allocation of Net Income:
  General partners                         $   24,300          $   23,586         $   20,784
  Limited partners                          2,581,708           2,303,277          1,961,364

                                           $2,606,008          $2,326,863         $1,982,148

Net Income Per Limited Partner
  Unit                                     $    0.086          $    0.077         $    0.065

Weighted Average Number of
  Limited Partner Units
  Outstanding                              30,000,000          30,000,000         30,000,000




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                 General Partners                           Limited Partners
                                 ----------------       ----------------------------------------------------------
                                          Accumu-                                       Accumu-
                              Contri-      lated        Contri-         Distri-          lated        Syndication
                              butions     Earnings      butions         butions         Earnings         Costs            Total
                              -------     --------      -------         -------         --------         -----            -----
Balance, December 31, 1994     $1,000     $111,415    $30,000,000    $(12,077,621)    $11,137,967     $(3,440,000)     $25,732,761

  Distributions to limited
    partners ($0.090 per
    limited partner unit)          -            -              -       (2,700,002)             -               -        (2,700,002)
  Net income                       -        20,784             -               -        1,961,364              -         1,982,148

Balance, December 31, 1995      1,000      132,199     30,000,000     (14,777,623)     13,099,331      (3,440,000)      25,014,907

  Distributions to limited
    partners ($0.090 per
    limited partner unit)          -            -              -       (2,700,000)             -               -        (2,700,000)
  Net income                       -        23,586             -               -        2,303,277              -         2,326,863

Balance, December 31, 1996      1,000      155,785     30,000,000     (17,477,623)     15,402,608      (3,440,000)      24,641,770

  Distributions to limited
    partners ($0.090 per
    limited partner unit)          -            -              -       (2,700,000)             -               -        (2,700,000)
  Net income                       -        24,300             -               -        2,581,708              -         2,606,008

Balance, December 31, 1997     $1,000     $180,085    $30,000,000    $(20,177,623)    $17,984,316     $(3,440,000)     $24,547,778
                               ======     ========    ===========    ============     ===========     ===========      ===========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                     Year Ended December 31,
                                         1997                 1996                 1995
                                         ----                 ----                 ----
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                    $ 2,500,189          $ 2,549,406          $ 2,399,249
        Distributions from
          unconsolidated
          joint ventures                 300,696              191,174              190,398
        Cash paid for expenses          (140,819)            (248,523)            (174,993)
        Interest received                180,393              178,812               69,884
            Net cash provided
              by operating
              activities               2,840,459            2,670,869            2,484,538

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on opera-
          ting leases                         -            (1,041,555)                  -
        Proceeds from sale of
          land and buildings             976,334            1,661,943                   -
        Investment in joint
          ventures                    (1,650,905)                  -                    -
        Collections on mortgage
          notes receivable                 9,766                8,821               12,725
            Net cash provided
              by (used in)
              investing
              activities                (664,805)             629,209               12,725

    Cash Flows From Financing
      Activities:
        Distributions to
          limited partners            (2,700,000)          (2,700,000)          (2,760,002)
        Distributions to holder
          of minority interest           (19,766)             (19,723)             (17,240)
            Net cash used in
              financing
              activities              (2,719,766)          (2,719,723)          (2,777,242)

Net Increase (Decrease) in
  Cash and Cash Equivalents             (544,112)             580,355             (279,979)

Cash and Cash Equivalents at
  Beginning of Year                    1,305,429              725,074            1,005,053

Cash and Cash Equivalents at
  End of Year                        $   761,317          $ 1,305,429          $   725,074





                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------


                                                                     Year Ended December 31,
                                                         1997                 1996                 1995
                                                         ----                 ----                 ----
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                       $ 2,606,008          $ 2,326,863          $ 1,982,148
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                                     304,356              317,957              328,982
        Amortization                                          -                    -                   368
        Minority interest in
          income of consoli-
          dated joint venture                             18,663               18,691               18,728
        Loss (gain) on sale of
          land and buildings                            (164,888)              39,790                5,135
        Loss on demolition of
          building                                            -                    -               174,466
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                   33,445               33,920               35,461
        Decrease (increase) in
          receivables                                     17,173              (14,827)                 799
        Decrease (increase) in
          prepaid expenses                                  (101)                 379               (3,320)
        Decrease in net invest-
          ment in direct
          financing leases                                76,941               70,329               70,872
        Increase in accrued
          rental income                                 (102,142)            (104,639)            (169,520)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                 3,222              (40,072)              46,367
        Increase (decrease) in
          due to related
          parties                                         25,816               (4,244)               6,111
        Increase (decrease) in
          rents paid in advance                           21,966               26,722              (12,059)
            Total adjustments                            234,451              344,006              502,390

Net Cash Provided by Operating
  Activities                                         $ 2,840,459          $ 2,670,869          $ 2,484,538
                                                     ===========          ===========          ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------


                                                Year Ended December 31,
                                       1997             1996            1995
                                       ----             ----            ----

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Mortgage notes accepted
      in exchange for sale of
      land and buildings           $       -        $        -      $ 1,400,000
                                   ===========      ===========     ===========

    Distributions declared and
      unpaid at December 31        $   675,000      $   675,000     $   675,000
                                   ===========      ===========     ===========







                       See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                  Years Ended December 31, 1997, 1996 and 1995


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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

         The Partnership's investments in Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint
         Venture  and  CNL  Mansfield  Joint Venture, and a property in

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         Smithfield, North Carolina, and a property in Miami, Florida, for which each of the two properties is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 13 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                 1997               1996
                                                 ----               ----

                  Land                        $ 8,430,465        $ 8,673,793
                  Buildings                     9,121,968          9,121,968
                                               17,552,433         17,795,761
                  Less accumulated
                    depreciation               (2,169,570)        (1,865,214)
                                              -----------        -----------

                                              $15,382,863        $15,930,547
                                              ===========        ===========

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $102,142, $104,639 and $169,520, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                                          $ 1,879,999
                  1999                                            1,891,776
                  2000                                            1,925,741
                  2001                                            2,022,708
                  2002                                            2,034,710
                  Thereafter                                     12,545,975
                                                                 ----------

                                                                $22,300,909
                                                                ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    1997              1996
                                                    ----              ----

               Minimum lease payments
                 receivable                     $ 6,411,161       $ 7,824,101
               Estimated residual values          1,008,935         1,266,893
               Less unearned income              (3,972,944)       (4,992,802)
                                                -----------       -----------

               Net investment in direct
                 financing leases               $ 3,447,152       $ 4,098,192
                                                ===========       ===========

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                                          $  495,609
                  1999                                             495,609
                  2000                                             495,609
                  2001                                             496,766
                  2002                                             496,766
                  Thereafter                                     3,930,802
                                                                 ---------

                                                                $6,411,161
                                                                ==========

         In October 1997, the Partnership sold its property in Dunnellon, Florida, for $800,000 and received net sales proceeds (net of $5,055 which represents amounts due to the former tenant for prepaid rent) of $752,745, resulting in a gain of $183,701 for financial reporting purposes. This property was originally acquired by the Partnership in August 1990 and had a cost of approximately $546,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $211,500 in excess of its original purchase price.

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 51 percent interest, an 18 percent interest and a 4.79% interest in the profits and losses of Halls Joint Venture, CNL Restaurant Investments II and Des Moines Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of December 31, 1997, the Partnership and its co-venture partner had contributed $616,245 and $163,964, respectively, to the joint venture to acquire the restaurant property. As of December 31, 1997, the Partnership and its co-venture partner owned a

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         79 percent and 21 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         As of December 31, 1996, the Partnership had a 48.33% interest in a property in Yuma, Arizona, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. In October 1997, the Partnership and the affiliate, as tenants-in-common, sold the property in Yuma, Arizona, for a total sales price of $1,010,000 and received net sales proceeds of $982,025 resulting in a gain of approximately $128,400 for financial reporting purposes. The property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the property was sold for approximately $120,300 in excess of its original purchase price. In December 1997, the Partnership reinvested its portion of the net sales proceeds from the sale of the Yuma, Arizona, property, along with funds from the sale of a wholly-owned Property in Columbus, Indiana, in a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in the property in Miami, Florida, using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 35.64% interest in the Miami, Florida property owned with affiliates as tenants-in-common.

         In December 1997, the Partnership acquired a property in Smithfield, North Carolina as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 53 percent interest in this property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Halls Joint Venture, Des Moines Real Estate Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the two properties held as tenants-in-common with affiliates at December 31:

                                                       1997             1996
                                                       ----             ----

                  Land and buildings on
                    operating leases, less
                    accumulated deprecia-
                    tion                           $10,892,405      $ 7,778,815
                  Cash                                     750            1,106
                  Receivables                           18,819           14,495
                  Accrued rental income                147,685          154,782
                  Other assets                           1,079            1,115
                  Liabilities                            8,625            1,216
                  Partners' capital                 11,052,113        7,949,097
                  Revenues                           1,012,624          911,833
                  Net income                           905,117          689,075

         The Partnership recognized income totalling $267,251, $157,254 and $154,937 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures and the two properties held as tenants-in-common with affiliates.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


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

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                    1997              1996
                                                    ----              ----

               Principal balance                 $1,368,688        $1,378,454
               Accrued interest receivable            8,212             8,270
               Less deferred gain on sale
                 of land and building              (126,303)         (127,229)
                                                  ---------         ---------

                                                 $1,250,597        $1,259,495
                                                 ==========        ==========

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1997 and 1996, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995

7.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions   of  net  cash  flow  and  a  return  of  their  capital
         contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During  each of the  years  ended  December  31,  1997  and  1996,  the
         Partnership declared distributions to the limited partners of $2,700,000, and during the year ended December 31, 1995, the partnership declared distributions to the limited partners of $2,700,002. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                               1997             1996              1995
                                               ----             ----              ----
           Net income for financial
             reporting purposes             $2,606,008       $2,326,863        $1,982,148

           Depreciation for tax
             reporting purposes in
             excess of depreciation
             for financial reporting
             purposes                          (25,552)         (24,753)          (36,960)

           Gain or loss on sale of
             land and buildings for
             financial reporting
             purposes in excess of
             gain or loss for tax
             reporting purposes               (178,348)        (163,152)          174,513

           Direct financing leases
             recorded as operating
             leases for tax reporting
             purposes                           76,941           70,329            70,872

           Equity in earnings of
             unconsolidated  joint
             ventures for tax reporting
             purposes  in  excess  of
             (less  than)  equity  in
             earnings of  unconsolidated
             joint  ventures  for
             financial reporting purposes      (55,911)           1,420               (68)

           Accrued rental income              (102,142)        (104,639)         (169,520)

           Rents paid in advance                21,966           26,722           (12,059)

           Minority interest in
             timing differences of
             consolidated joint
             venture                               981              981             3,525

           Other                               (10,275)              -            (20,722)
                                            ----------       ----------        ----------

           Net income for federal
             income tax purposes            $2,333,668       $2,133,771        $1,991,729
                                            ==========       ==========        ==========

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995

9.       Related Party Transactions - Continued:

         contributions. During the year ended December 31, 1995, the Partnership incurred $7,200 in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of its Property in Jacksonville, Florida. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1997 and 1996.

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $77,078, $92,985 and $81,259 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                            1997         1996
                                                            ----         ----

                  Due to Affiliates:
                    Expenditures incurred on
                      behalf of the Partnership           $20,321      $    63
                    Accounting and administrative
                      services                              7,362        1,804
                    Deferred, subordinated real
                      estate disposition fee                7,200        7,200
                                                          -------      -------

                                                          $34,883      $ 9,067
                                                          =======      =======

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's share of total rental and earned income from the unconsolidated joint ventures and the two properties held as tenants-in-common with affiliates), for at least one of the years ended December 31:

                                                1997         1996        1995
                                                ----         ----        ----

                  Golden Corral
                    Corporation               $625,724     $608,852    $618,413
                  Restaurant Management
                    Services, Inc.             444,069      446,867     446,279
                  Flagstar Enterprises,
                    Inc.                       307,738      464,042     469,374

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the two properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                               1997         1996         1995
                                               ----         ----         ----

                  Golden Corral
                    Family Steakhouse
                    Restaurants              $625,724     $608,852     $618,413
                  Hardees                     447,074      524,625      548,221
                  Burger King                 466,626      478,901      486,944

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                                                            Amount and Nature of
        Title of Class              Name of Partner         Beneficial Ownership     Percent of Class
        --------------              ---------------         --------------------     ----------------
General Partnership Interests       James M. Seneff, Jr.                                    45%
                                    Robert A. Bourne                                        45%
                                    CNL Realty Corporation                                  10%
                                                                                           100%

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
         --------------------                     ---------------------                   -----------------------
Reimbursement  to affiliates  for        Operating  expenses are  reimbursed      Operating expenses  incurred  on
operating  expenses                      at the lower of cost or 90  percent      behalf of the Partnership:
                                         of the prevailing rate at which          $74,968
                                         comparable services could have
                                         been obtained in the same                Accounting and administrative
                                         geographic area.  Affiliates of the      services: $77,078
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated  manage-            One percent of the sum of gross            $ - 0 -
ment fee to affiliates                   operating revenues from Properties
                                         wholly  owned by the  Partnership  plus
                                         the  Partnership's  allocable  share of
                                         gross  revenues  of joint  ventures  in
                                         which the  Partnership is a co-venturer
                                         and   the   Property   owned   with  an
                                         affiliate     as     tenants-in-common,
                                         subordinated to certain minimum returns
                                         to the Limited Partners. The management
                                         fee will not  exceed  competitive  fees
                                         for  comparable  services.  Due  to the
                                         fact     that     these     fees    are
                                         non-cumulative, if the Limited Partners
                                         do  not  receive  their  10%  Preferred
                                         Return  in  any  particular   year,  no
                                         management  fees will be due or payable
                                         for such year.




                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
         --------------------                     ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real                     $ - 0 -
disposition fee payable to affiliates    estate disposition fee, payable
                                         upon sale of one or more Properties, in
                                         an  amount  equal to the  lesser of (i)
                                         one-half of a  competitive  real estate
                                         commission,  or (ii)  three  percent of
                                         the  sales  price of such  Property  or
                                         Properties.  Payment  of such fee shall
                                         be  made  only  if  affiliates  of  the
                                         General  Partners provide a substantial
                                         amount of services in  connection  with
                                         the sale of a  Property  or  Properties
                                         and shall be  subordinated  to  certain
                                         minimum    returns   to   the   Limited
                                         Partners.  However,  if the  net  sales
                                         proceeds    are    reinvested    in   a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.
General Partners' deferred, sub-
ordinated share of Partnership net       A deferred, subordinated share                    $ - 0 -
cash flow                                equal to one percent of Partnership
                                         distributions of net cash flow,
                                         subordinated to certain minimum
                                         returns to the Limited Partners.

General Partners' deferred, sub-         A deferred, subordinated share
ordinated share of Partnership net       equal to five percent of                          $ - 0 -
sales proceeds from a sale or sales      Partnership distributions of such
                                         net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  1997

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                                    CNL INCOME FUND VII, LTD.

                                    By:      CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ROBERT A. BOURNE, President


                                    By:      ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ROBERT A. BOURNE

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


               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and  Director                   March 13, 1998
---------------------------------        (Principal  Financial  and Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director                 March 13, 1998
---------------------------------       (Principal Executive  Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                  Years Ended December 31, 1997, 1996 and 1995



                                                              Additions                           Deductions
                                                      -----------------------------       -------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                    Balance at        Charged to         Charged to        Deemed         mined to        Balance
                                     Beginning         Costs and           Other          Uncollec-        be Col-        at End
Year     Description                  of Year          Expenses           Accounts          tible         lectible        of Year
----     -----------                  -------          --------           --------          -----         --------        -------

1995     Allowance for
           doubtful
           accounts (a)             $177,042          $    886           $304,609(b)     $ 11,747        $    492        $470,298
                                    ========          ========           ========        ========        ========        ========


1996     Allowance for
           doubtful
           accounts (a)             $470,298          $     -            $ 11,187(b)     $412,202        $ 15,263        $ 54,020
                                    ========          ========           ========        ========        ========        ========


1997  Allowance for
        doubtful
        accounts (a)                $ 54,020          $     -            $  5,000(b)     $ 10,497        $  5,719        $ 42,804
                                    ========          ========           ========        ========        ========        ========


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental, earned and other income.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                                December 31, 1997



                                                                                                 Costs Capitalized
                                                                                                    Subsequent
                                                                   Initial Cost                   To Acquisition
                                                           --------------------------         ----------------------
                                                                           Buildings
                                           Encum-                             and             Improve-      Carrying
                                          brances           Land          Improvements         ments         Costs
                                          -------           ----          ------------         -----         -----
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market Restaurant:
      Marietta, Georgia                        -         $  534,421         $  507,133       $       -      $     -

    Burger King Restaurants:
      Jefferson City, Tennessee                -            216,633            546,967               -            -
      Maryville, Tennessee                     -            419,766            545,880               -            -
      Sierra Vista, Arizona                    -            421,170                 -                -            -

    Checkers Drive-In Restaurant:
      Winter Springs, Florida                  -            397,536                 -                -            -

    Church's Fried Chicken
      Restaurants:
        Gainesville, Florida (h)               -             79,395            124,653               -            -
        Daytona Beach, Florida                 -            149,701                 -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Odessa, Texas                          -            502,364            815,831               -            -
        Midland, Texas                         -            481,748            857,185               -            -
        El Paso, Texas                         -            745,506                 -           802,132           -
        Harlingen, Texas                       -            503,799                 -           890,878           -

    Hardee's Restaurants:
      Akron, Ohio                              -            198,086                 -                -            -
      Dalton, Ohio                             -            180,556                 -                -            -
      Minerva, Ohio                            -            143,775                 -                -            -
      Orrville, Ohio                           -            176,169                 -                -            -
      Seville, Ohio                            -            245,648                 -                -            -
      Clinton, Tennessee                       -            295,861                 -                -            -

    Jack in the Box Restaurant:
      San Antonio, Texas                       -            525,720                 -           381,591           -

    KFC Restaurants:
      Friendswood, Texas                       -            161,906                 -                -            -
      Arcadia, Florida                         -            175,020            333,759               -            -




                                                                                                                         Life
                     Gross Amount at Which Carried                                                                     on Which
                         at Close of Period (c)                                                                       Depreciation
           --------------------------------------------                                                                in Latest
                             Buildings                                                  Date                            Income
                                and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
           ----            ------------           -----           ------------       ---------       --------         ------------





        $  534,421           $  507,133        $ 1,041,554          $   19,768          1994           10/96            (b)


           216,633              546,967            763,600             138,365          1988           01/90            (b)
           419,766              545,880            965,646             139,436          1986           01/90            (b)
           421,170                   (f)           421,170                  -           1990           06/90            (d)


           397,536                   -             397,536                  (g)           -            07/94            (g)



            79,395              124,653            204,048              28,915          1983           01/91            (b)
           149,701                   -             149,701                  -           1985           01/91            (i)



           502,364              815,831          1,318,195             210,998          1990           03/90            (b)
           481,748              857,185          1,338,933             221,146          1990           04/90            (b)
           745,506              802,132          1,547,638             194,783          1990           05/90            (b)
           503,799              890,878          1,394,677             218,774          1990           06/90            (b)


           198,086                   (f)         198,086                    -           1990           11/90            (d)
           180,556                   (f)         180,556                    -           1990           11/90            (d)
           143,775                   (f)         143,775                    -           1990           11/90            (d)
           176,169                   (f)         176,169                    -           1990           11/90            (d)
           245,648                   (f)         245,648                    -           1990           11/90            (d)
           295,861                   (f)         295,861                    -           1992           09/92            (d)


           525,720              381,591            907,311              94,510          1990           05/90            (b)


           161,906                   (f)           161,906                  -           1990           06/90            (d)
           175,020              333,759            508,779              82,388          1985           08/90            (b)

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                             Costs Capitalized
                                                                                                 Subsequent
                                                           Initial Cost                       To Acquisition
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, Florida                -            128,398            139,768          136,262           -
        Lake City, Florida                   -            130,300            254,747          139,099           -
        Jacksonville, Florida                -            142,490            137,396          134,259           -
        Brunswick, Georgia                   -            104,720            251,955          150,888           -

    Rally's Restaurant:
      Toledo, Ohio                           -            281,880            196,608           47,002           -

    Shoney's Restaurants:
      Pueblo, Colorado                       -            492,230            559,769               -            -
      Saddlebrook, Florida                   -            427,238                 -           765,532           -

    Taco Bell Restaurant:
      Detroit, Michigan                      -            168,429                 -           402,674           -

                                                       $8,430,465         $5,271,651       $3,850,317     $     -

Property of Joint Venture
  in Which the Partnership
  has a 51% Interest and has
  Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Knoxville, Tennessee                   -         $  283,961         $  430,406       $       -      $     -

Properties of Joint Venture
  in Which the Partnership
  has an 18% Interest and has
  Invested in Under Operating
  Leases:

    Burger King Restaurants:
      Columbus, Ohio                         -         $  345,696         $  651,985       $       -      $     -
      San Antonio, Texas                     -            350,479            623,615               -            -
      Pontiac, Michigan                      -            277,192            982,200               -            -
      Raceland, Louisiana                    -            174,019            986,879               -            -
      New Castle, Indiana                    -            264,239            662,265               -            -
      Hastings, Minnesota                    -            155,553            657,159               -            -

                                                       $1,567,178         $4,564,103       $       -      $     -





                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                      at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed


           128,398              276,030            404,428              68,855          1985           04/90            (b)
           130,300              393,846            524,146              98,674          1985           04/90            (b)
           142,490              271,655            414,145              67,995          1985           04/90            (b)
           104,720              402,843            507,563              98,627          1974           04/90            (b)


           281,880              243,610            525,490              56,776          1990           01/91            (b)


           492,230              559,769          1,051,999             137,616          1989           08/90            (b)
           427,238              765,532          1,192,770             193,096          1990           04/90            (b)


           168,429              402,674            571,103              98,848          1990           06/90            (b)

        $8,430,465           $9,121,968        $17,552,433          $2,169,570








        $  283,961          $   430,406        $   714,367          $  113,341          1985           01/90            (b)








        $  345,696          $   651,985        $   997,681          $  136,114          1986           09/91            (b)
           350,479              623,615            974,094             130,190          1986           09/91            (b)
           277,192              982,200          1,259,392             205,051          1987           09/91            (b)
           174,019              986,879          1,160,898             206,028          1988           09/91            (b)
           264,239              662,265            926,504             138,259          1988           09/91            (b)
           155,553              657,159            812,712             137,193          1990           09/91            (b)

        $1,567,178          $ 4,564,103        $ 6,131,281          $  952,835

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                 Costs Capitalized
                                                                                                      Subsequent
                                                                Initial Cost                       To Acquisition
                                                                             Buildings
                                             Encum-                             and             Improve-      Carrying
                                            brances           Land          Improvements         ments         Costs
Property of Joint Venture in Which
  the Partnership has a 4.79%
  Interest and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington                     -         $  322,726         $  791,658       $       -      $     -

Property of Joint Venture in Which
  the Partnership  has a 79%
  Interest and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
      Mansfield, Texas                           -         $  297,295         $  482,914       $       -      $     -

Property in Which the Partnership
  has a 53% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolina                 -         $  264,272         $1,155,018       $       -      $     -

Property in Which the Partnership
  has a 35.64% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Miami, Florida                             -         $  976,357         $  974,016       $       -      $     -

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





                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (c)                                                                           in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed






        $  322,726          $   791,658        $ 1,114,384          $  137,507          1992           10/92            (b)







        $  297,295          $   482,914        $   780,209          $   12,778          1997           02/97            (b)







        $  264,272          $ 1,155,018        $ 1,419,290          $      949          1996           12/97            (b)







        $  976,357          $   974,016        $ 1,950,373          $       89          1995           12/97            (b)






             -                   (f)                  (f)                 (d)           1990            06/90         (d)


             -                   (f)                  (f)                    (d)        1990            11/90         (d)
             -                   (f)                  (f)                    (d)        1990            11/90         (d)
             -                   (f)                  (f)                    (d)        1990            11/90         (d)
             -                   (f)                  (f)                    (d)        1990            11/90         (d)
             -                   (f)                  (f)                    (d)        1990            11/90         (d)
             -                   (f)                  (f)                    (d)        1992            09/92         (d)



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                      To Acquisition
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
    KFC Restaurants:
      Friendswood, Texas                     -                 -                  -           359,055           -

    Popeyes Famous Fried
      Chicken Restaurant:
        Jacksonville, Florida                -             78,842            146,035          142,348           -

                                                       $   78,842         $2,885,752       $  834,615     $     -





                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                      Depreciation
                      at Close of Period (c)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed

             -                       (f)            (f)                 (d)             1990           06/90               (d)



             (f)                    (f)             (f)                 (e)             1985           04/90               (e)

                                                                  F-5

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997


(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                           Accumulated
                                                          Cost             Depreciation
                  Properties the Partnership
                    has Invested in Under
                    Operating Leases:

                      Balance, December 31, 1994       $19,700,344           $1,530,089
                      Dispositions                      (1,612,306)            (172,952)
                      Depreciation expense                      -               328,982

                      Balance, December 31, 1995        18,088,038            1,686,119
                      Acquisitions                       1,041,554                   -
                      Dispositions                      (1,333,831)            (138,862)
                      Depreciation expense                      -               317,957

                      Balance, December 31, 1996        17,795,761            1,865,214
                      Dispositions                        (243,328)                  -
                      Depreciation expense                      -               304,356

                      Balance, December 31, 1997       $17,552,433           $2,169,570


                  Property of Joint Venture in
                    Which the Partnership has a 51%
                    Interest and has Invested in
                    Under an Operating Lease:

                      Balance, December 31, 1994       $   714,367           $   70,300
                      Depreciation expense                      -                14,347

                      Balance, December 31, 1995           714,367               84,647
                      Depreciation expense                      -                14,347

                      Balance, December 31, 1996           714,367               98,994
                      Depreciation expense                      -                14,347

                      Balance, December 31, 1997       $   714,367           $  113,341


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                              Accumulated
                                                              Cost            Depreciation
                  Properties of Joint Venture in
                    Which the Partnership has
                    an 18% Interest and has
                    Invested in Under Operating
                    Leases:

                      Balance, December 31, 1994          $ 6,131,281           $  496,424
                      Depreciation expense                         -               152,137

                      Balance, December 31, 1995            6,131,281              648,561
                      Depreciation expense                         -               152,137

                      Balance, December 31, 1996            6,131,281              800,698
                      Depreciation expense                         -               152,137

                      Balance, December 31, 1997          $ 6,131,281           $  952,835


                  Property of Joint Venture in Which
                    the Partnership has a 4.79%
                    Interest and has Invested in
                    Under an Operating Lease:

                      Balance, December 31, 1994          $ 1,114,384           $   58,341
                      Depreciation expense                         -                26,388

                      Balance, December 31, 1995            1,114,384               84,729
                      Depreciation expense                         -                26,389

                      Balance, December 31, 1996            1,114,384              111,118
                      Depreciation expense                         -                26,389

                      Balance, December 31, 1997          $ 1,114,384           $  137,507


                  Property in Which the Partnership
                    has a 48.33% Interest as
                    Tenants-in-Common and has
                    Invested in Under an Operating
                    Lease:

                      Balance, December 31, 1994          $   881,033           $    9,720
                      Depreciation expense                         -                20,860

                      Balance, December 31, 1995              881,033               30,580
                      Depreciation expense                         -                20,860

                      Balance, December 31, 1996              881,033               51,440
                      Depreciation expense                         -                17,383
                      Dispositions                           (881,033)             (68,823)

                      Balance, December 31, 1997          $        -            $       -


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                            Accumulated
                                                            Cost            Depreciation
                  Property of Joint Venture in
                    Which the Partnership has
                    an 79% Interest and has
                    Invested in Under Operating
                    Leases:

                      Balance, December 31, 1996        $        -            $       -
                      Acquisitions                          780,209                   -
                      Depreciation expense                       -                12,778

                      Balance, December 31, 1997        $   780,209           $   12,778


                  Property of Joint Venture in
                    Which the Partnership has a 53%
                    Interest as Tenants-in-Common
                    and has Invested in Under an
                    Operating Lease:

                      Balance, December 31, 1996        $        -            $       -
                      Acquisitions                        1,419,290                   -
                      Depreciation expense                       -                   949

                      Balance, December 31, 1997        $ 1,419,290           $      949


                  Property in Which the Partnership
                    has a 35.64% Interest as
                    Tenants-in-Common and has
                    Invested in Under an Operating
                    Lease:

                      Balance, December 31, 1996        $        -            $       -
                      Acquisitions                        1,950,373                   -
                      Depreciation expense                       -                    89

                      Balance, December 31, 1997        $ 1,950,373           $       89

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Property held as tenants-in-common) for federal income tax purposes was $21,303,689 and $10,187,585, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(i)      The  building   located  on  this  Property  was  demolished  in  1995;
         therefore, depreciation is not applicable.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1997


                                                                                                                        Principal
                                                                                                                          Amount
                                                                                                                         of Loans
                                                                                                                        Subject to
                                                       Final        Periodic                Face        Carrying         Delinquent
                                    Interest         Maturity       Payment      Prior     Amount of    Amount of        Principal
Description                           Rate             Date          Terms        Liens    Mortgages     Mortgages      or Interest
Perkins - Florence, SC
First Mortgage                       10.25%        July, 2000          (1)      $  -       $1,160,000    $1,011,428      $      -

Church's - Jacksonville, FL
First Mortgage                       10.00%       December, 2005       (2)         -          240,000       239,169             -

    Total                                                                       $  -       $1,400,000    $1,250,597(3)   $      -



(1) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,106,657.

(2) Monthly payments of principal and interest at an annual rate of 10.00%, with a balloon payment at maturity of $218,252.

(3) The tax carrying value of the notes is approximately $1,279,215, which is net of deferred gain of $95,933.

(4) The changes in the carrying amounts are summarized as follows:

                                                   1997                 1996                 1995
         Balance at beginning of period         $1,259,495           $1,267,849           $       -

         New mortgage loans                             -                    -             1,400,000

         Interest earned                           140,188              140,822               47,887

         Collection of principal and
           interest                               (150,012)            (150,012)             (51,973)

         Deferred gain on sale of land
           and building                                 -                    -              (128,065)

         Recognition of deferred gain
           on sale of land and building                926                  836                   -

         Balance at end of period               $1,250,597           $1,259,495           $1,267,849

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