Form 10-Q
period 1998-03-31
CNL INCOME FUND VII LTD
filed 1998-05-12
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-19140


                            CNL Income Fund VII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                         59-2963871
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                               32801
----------------------------             -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                        Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                  1

    Condensed Statements of Income                            2

    Condensed Statements of Partners' Capital                 3

    Condensed Statements of Cash Flows                        4

    Notes to Condensed Financial Statements                   5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                            6-8

Part II

  Other Information                                           9

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             March 31,         December 31,
            ASSETS                             1998                1997
                                            -----------         -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,245,659
  and $2,169,570                            $15,306,774        $15,382,863
Net investment in direct financing
  leases                                      3,427,625          3,447,152
Investment in joint ventures                  3,375,579          3,393,932
Mortgage notes receivable, less
  deferred gain of $126,056 and
  $126,303                                    1,248,539          1,250,597
Cash and cash equivalents                       846,587            761,317
Receivables, less allowance for
  doubtful accounts of $34,471
  and $32,959                                    12,681             64,092
Prepaid expenses                                  6,865              4,755
Accrued rental income, less
  allowance for doubtful accounts
  of $9,845 in 1998 and 1997                  1,138,762          1,114,632
Other assets                                     60,422             60,422
                                            -----------        -----------

                                            $25,423,834        $25,479,762
                                            ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     3,772        $     6,131
Escrowed real estate taxes payable                8,683              7,785
Distributions payable                           675,000            675,000
Due to related parties                           35,487             34,883
Rents paid in advance                            73,899             60,671
                                            -----------        -----------
    Total liabilities                           796,841            784,470

Minority interest                               147,356            147,514

Partners' capital                            24,479,637         24,547,778
                                            -----------        -----------

                                            $25,423,834        $25,479,762
                                            ===========        ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                             March 31,
                                                      1998             1997
                                                   ----------       -------
Revenues:
  Rental income from operating leases              $  492,724       $  487,282
  Earned income from direct financing
    leases                                            104,375          123,665
  Contingent rental income                              9,420            1,111
  Interest and other income                            43,990           44,969
                                                   ----------       ----------
                                                      650,509          657,027
                                                   ----------       ----------

Expenses:
  General operating and administrative                 33,112           31,726
  Professional services                                 5,281            4,908
  Real estate taxes                                        -             1,028
  State and other taxes                                 2,688            4,518
  Depreciation and amortization                        76,089           76,089
                                                   ----------       ----------
                                                      117,170          118,269
                                                   ----------       ----------

Income Before Minority Interest in
  Income of Consolidated Joint Venture,
  Equity in Earnings of Unconsolidated
  Joint Ventures and Gain on Sale of
  Land and Building                                   533,339          538,758

Minority Interest in Income of
  Consolidated Joint Venture                           (4,660)          (4,627)

Equity in Earnings of Unconsolidated
  Joint Ventures                                       77,933           41,279

Gain on Sale of Land and Building                         247              222
                                                   ----------       ----------

Net Income                                         $  606,859       $  575,632
                                                   ==========       ==========

Allocation of Net Income:
  General partners                                 $    6,069       $    5,756
  Limited partners                                    600,790          569,876
                                                   ----------       ----------

                                                   $  606,859       $  575,632
                                                   ==========       ==========

Net Income Per Limited Partner Unit                $    0.020       $    0.019
                                                   ==========       ==========

Weighted Average Number of Limited
  Partner Units Outstanding                        30,000,000       30,000,000
                                                   ==========       ==========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Quarter Ended              Year Ended
                                       March 31,               December 31,
                                         1998                      1997
                                     -------------             --------

General partners:
  Beginning balance                   $   181,085             $   156,785
  Net income                                6,069                  24,300
                                      -----------             -----------
                                          187,154                 181,085
                                      -----------             -----------

Limited partners:
  Beginning balance                    24,366,693              24,484,985
  Net income                              600,790               2,581,708
  Distributions ($0.023 and
    $0.090 per limited partner
    unit, respectively)                  (675,000)             (2,700,000)
                                      -----------             -----------
                                       24,292,483              24,366,693
                                      -----------             -----------

Total partners' capital               $24,479,637             $24,547,778
                                      ===========             ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                      1998            1997
                                                   ----------      ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $  749,233      $  718,025
                                                   ----------      ----------

    Cash Flows from Investing Activities:
      Investment in joint venture                          -         (617,035)
      Collections on mortgage notes
        receivable                                      2,600           2,349
      Other                                            13,255              -
                                                   ----------      ---------
          Net cash provided by (used in)
            investing activities                       15,855        (614,686)
                                                   ----------      ----------

    Cash Flows from Financing Activities:
      Distributions to limited partners              (675,000)       (675,000)
      Distributions to holder of minority
        interest                                       (4,818)         (4,946)
                                                   ----------      ----------
          Net cash used in financing
            activities                               (679,818)       (679,946)
                                                   ----------      ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                          85,270        (576,607)

Cash and Cash Equivalents at Beginning of
  Quarter                                             761,317       1,305,429
                                                   ----------      ----------

Cash and Cash Equivalents at End of
  Quarter                                          $  846,587      $  728,822
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership) for the year ended December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 40 Properties, including ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $749,233 and $718,025 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $846,587 invested in such short-term investments, as compared to $761,317 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $796,841 at March 31, 1998, from $784,470 at December 31, 1997, primarily as a result of an increase in rents paid in advance at March 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 1998 and 1997. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 31 wholly owned Properties (including two Properties in Columbus, Indiana and Dunnellon, Florida, which were sold in May and October 1997, respectively) and during the quarter ended March 31, 1998, the Partnership and its consolidated joint venture owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership and San Antonio #849 Joint Venture earned $597,099 and $610,947, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, primarily as a result of the sales of the Properties in Columbus, Indiana and Dunnellon, Florida in May and October 1997, respectively.

         During the quarters ended March 31, 1998 and 1997, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements. In addition, during the quarters ended March 31, 1998 and 1997, the Partnership owned one and two Properties, respectively, indirectly with affiliates as tenants-in-common. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $77,933 and $41,279, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily due to the fact that in December 1997, the Partnership reinvested the net sales proceeds received from the sale of two Properties in October 1997, in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, with affiliates of the general partners as tenants-in-common.

         During the quarters ended March 31, 1998 and 1997, the Partnership also earned $9,420 and $1,111, respectively, in contingent rental income. The increase in contingent rental income is primarily attributable to increased gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         Operating expenses, including depreciation and amortization expense, were $117,170 and $118,269 for the quarters ended March 31, 1998 and 1997, respectively.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $247 and $222 for the quarters ended March 31, 1998 and 1997, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 1998.


                            CNL INCOME FUND VII, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner


                                      By:      /s/ James M. Seneff, Jr.
                                               ----------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                      By:      /s/ Robert A. Bourne
                                               ----------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)