Form 10-Q
period 1998-06-30
CNL INCOME FUND VII LTD
filed 1998-08-11
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                             -----------------------

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

                                    CONTENTS




Part I                                                           Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                     1

    Condensed Statements of Income                               2

    Condensed Statements of Partners' Capital                    3

    Condensed Statements of Cash Flows                           4

    Notes to Condensed Financial Statements                      5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               7-9

Part II

  Other Information                                              10

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               June 30,         December 31,
            ASSETS                               1998               1997
                                              -----------       --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,321,748
  and $2,169,570                              $15,230,685      $15,382,863
Net investment in direct financing
  leases                                        3,407,502        3,447,152
Investment in joint ventures                    3,356,244        3,393,932
Mortgage notes receivable, less
  deferred gain of $125,804 and
  $126,303                                      1,245,798        1,250,597
Cash and cash equivalents                         822,009          761,317
Receivables, less allowance for
  doubtful accounts of $28,911
  and $32,959                                       6,435           64,092
Prepaid expenses                                   10,649            4,755
Accrued rental income, less
  allowance for doubtful accounts
  of $9,845 in 1998 and 1997                    1,162,013        1,114,632
Other assets                                       60,422           60,422
                                              -----------      -----------

                                              $25,301,757      $25,479,762
                                              ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     2,950      $     6,131
Escrowed real estate taxes payable                  9,581            7,785
Distributions payable                             675,000          675,000
Due to related parties                             10,926           34,883
Rents paid in advance                              54,280           60,671
                                              -----------      -----------
    Total liabilities                             752,737          784,470

Minority interest                                 147,107          147,514

Partners' capital                              24,401,913       24,547,778
                                              -----------      -----------

                                              $25,301,757      $25,479,762
                                              ===========      ===========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Six Months Ended
                                                               June 30,                          June 30,
                                                     1998             1997              1998             1997
                                                  ----------       ----------        ----------       -------
Revenues:
  Rental income from
    operating leases                              $  498,467       $  492,747        $  991,191       $  980,029
  Earned income from direct
    financing leases                                 103,779          123,095           208,154          246,760
  Contingent rental income                             2,958            1,972            12,378            3,083
  Interest and other income                           41,148           40,074            85,138           85,043
                                                  ----------       ----------        ----------       ----------
                                                     646,352          657,888         1,296,861        1,314,915
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    34,550           37,767            67,662           69,493
  Bad debt expense                                        -             4,613                -             4,613
  Professional services                                7,313            5,498            12,594           10,406
  Real estate taxes                                       -             1,951                -             2,979
  State and other taxes                                   40               42             2,728            4,560
  Depreciation and
    amortization                                      76,089           76,089           152,178          152,178
                                                  ----------       ----------        ----------       ----------
                                                     117,992          125,960           235,162          244,229
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures and Gain (Loss)
  on Sale of Land and
  Building                                           528,360          531,928         1,061,699        1,070,686

Minority Interest in Income
  of Consolidated Joint
  Venture                                             (4,596)          (4,673)           (9,256)          (9,300)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            73,260           54,712           151,193           95,991

Gain (Loss) on Sale of
  Land and Building                                      252          (19,510)              499          (19,288)
                                                  ----------       ----------        ----------       ----------

Net Income                                        $  597,276       $  562,457        $1,204,135       $1,138,089
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    5,972       $    5,703        $   12,041       $   11,459
  Limited partners                                   591,304          556,754         1,192,094        1,126,630
                                                  ----------       ----------        ----------       ----------

                                                  $  597,276       $  562,457        $1,204,135       $1,138,089
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $    0.020       $    0.019        $    0.040        $    0.038
                                                  ==========       ==========        ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                               30,000,000       30,000,000        30,000,000        30,000,000
                                                  ==========       ==========        ==========        ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Six Months Ended      Year Ended
                                            June 30,         December 31,
                                              1998               1997
                                        ----------------     ------------

General partners:
  Beginning balance                       $   181,085         $   156,785
  Net income                                   12,041              24,300
                                          -----------         -----------
                                              193,126             181,085
                                          -----------         -----------

Limited partners:
  Beginning balance                        24,366,693          24,484,985
  Net income                                1,192,094           2,581,708
  Distributions ($0.045 and
    $0.090 per limited partner
    unit, respectively)                    (1,350,000)         (2,700,000)
                                          -----------         -----------
                                           24,208,787          24,366,693
                                          -----------         -----------

Total partners' capital                   $24,401,913         $24,547,778
                                          ===========         ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended
                                                       June 30,
                                              1998                1997
                                          -----------          ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                $ 1,401,833          $ 1,380,469
                                          -----------          -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land                 -               223,589
        Investment in joint venture                -              (616,245)
        Collections on mortgage
          notes receivable                      5,267                4,758
        Other                                  13,255                   -
                                          -----------          ----------
            Net cash provided by
              (used in) investing
              activities                       18,522             (387,898)
                                          -----------          -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                         (1,350,000)          (1,350,000)
        Distributions to holder of
          minority interest                    (9,663)              (9,835)
                                          -----------          -----------
            Net cash used in
              financing activities         (1,359,663)          (1,359,835)
                                          -----------          -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                             60,692             (367,264)

Cash and Cash Equivalents at
  Beginning of Period                         761,317            1,305,429
                                          -----------          -----------

Cash and Cash Equivalents at End
  of Period                               $   822,009          $   938,165
                                          ===========          ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period             $   675,000          $   675,000
                                          ===========          ===========






            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's  share  of  total  rental  and  earned  income  from  the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for at least one of the six month periods ended June 30:

                                                    1998                1997
                                                  --------            ------

                  Golden Corral Corporation       $341,757            $297,501
                  Restaurant Management
                    Services, Inc.                 220,170             220,750
                  Waving Leaves, Inc.              150,906                  -
                  Advantica Restaurant Group,
                    Inc.                            75,655             229,821

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees
         could   significantly   impact  the  results  of   operations   of  the
         Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 40 Properties, including ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,401,833 and $1,380,469 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $822,009 invested in such short-term investments, as compared to $761,317 at December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $752,737 at June 30, 1998, from $784,470 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 1998 and 1997 ($675,000 for each of the quarters ended June 30, 1998 and 1997). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 31 wholly owned Properties (including two Properties in Columbus, Indiana and Dunnellon, Florida, which were sold in May and October 1997, respectively) and during the six months ended June 30, 1998, the Partnership and its consolidated joint venture owned and leased 29 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership and San Antonio #849 Joint Venture earned $1,199,345 and $1,226,789, respectively, in rental income from operating leases and earned income from direct financing leases, $602,246 and $615,842 of which was earned for the quarters ended June 30, 1998 and 1997, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, primarily as a result of the sales of the Properties in Columbus, Indiana and Dunnellon, Florida in May and October 1997, respectively.

         During the six months ended June 30, 1997, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common (including the Property in Yuma, Arizona held as tenants-in-common with an affiliate which was sold in October 1997). In addition, during the six months ended June 30, 1998, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and two Properties indirectly with affiliates as tenants-in-common. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $151,193 and $95,991, respectively, attributable to net income earned by these unconsolidated joint ventures, $73,260 and $54,712 of which was earned for the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily due to the fact that in December 1997, the Partnership reinvested the net sales proceeds received from the sale of two Properties in October 1997, in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, with affiliates of the general partners as tenants-in-common.

         During at least one of the six months ended June 30, 1998 and 1997, four lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., Advantica Restaurant Group, Inc. and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). As of June 30, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to two restaurants, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Restaurant Management Services, Inc. and Waving Leaves, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $235,162 and $244,229 for the six months ended June 30, 1998 and 1997, respectively, of which $117,992 and $125,960 were incurred for the quarters ended June 30, 1998 and 1997, respectively.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $499 and $451 for the six months ended June 30, 1998 and 1997, respectively, $252 and $229 of which was recognized for the quarters ended June 30, 1998 and 1997, respectively. As a result of the sale of the Property in Columbus, Indiana in 1997, the Partnership recognized a loss for financial reporting purposes of $19,739 during the quarter and six months ended June 30, 1997. No Properties were sold during the quarter and six months ended June 30, 1998.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1998.


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