Form 10-Q
period 1998-09-30
CNL INCOME FUND VII LTD
filed 1998-11-12
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              -----------------------------------------------------


                             Commission file number
                                     0-19140
                          ----------------------------


                            CNL Income Fund VII, Ltd.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                               59-2963871
       (State of other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)              Identification No.)


           400 E. South Street
             Orlando, Florida                             32801
 (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number
        (including area code)                          (407) 650-1000


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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                          ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $2,397,837
    and $2,169,570                                                               $15,154,596             $15,382,863
Net investment in direct financing leases                                          3,386,764               3,447,152
Investment in joint ventures                                                       3,340,189               3,393,932
Mortgage notes receivable, less deferred gain
    of $125,545 and $126,303                                                       1,243,284               1,250,597
Cash and cash equivalents                                                            828,551                 761,317
Receivables, less allowance for doubtful
    accounts of $28,936 and $32,959                                                    6,576                  64,092
Prepaid expenses                                                                       7,291                   4,755
Accrued rental income, less allowance for
    doubtful accounts of $9,845 in 1998 and 1997                                   1,183,770               1,114,632
Other assets                                                                          60,422                  60,422
                                                                            -----------------       -----------------


                                                                                 $25,211,443             $25,479,762
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         2,327         $         6,131
Escrowed real estate taxes payable                                                     4,727                   7,785
Distributions payable                                                                675,000                 675,000
Due to related parties                                                                11,443                  34,883
Rents paid in advance                                                                 44,359                  60,671
                                                                            -----------------       -----------------
       Total liabilities                                                             737,856                 784,470

Minority interest                                                                    146,865                 147,514

Partners' capital                                                                 24,326,722              24,547,778
                                                                            -----------------       -----------------

                                                                                 $25,211,443             $25,479,762
                                                                            =================       =================




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended                       Nine Months Ended
                                                          September 30,                         September 30,
                                                     1998               1997               1998               1997
                                                  ------------      -------------      --------------     --------------
Revenues:
    Rental income from operating leases            $  492,759       $    493,318        $  1,483,950       $  1,473,347
    Earned income from direct financing
       leases                                         103,164            122,508             311,318            369,268
    Contingent rental income                            4,829              2,602              17,207              5,685
    Interest and other income                          42,300             46,474             127,438            131,517
                                                  ------------      -------------      --------------     --------------
                                                      643,052            664,902           1,939,913          1,979,817
                                                  ------------      -------------      --------------     --------------
Expenses:
    General operating and administrative               37,062             31,784             104,724            101,277
    Bad debt expense                                       --                 --                  --              4,613
    Professional services                               3,973              4,277              16,567             14,683
    Real estate taxes                                      --                 --                  --              2,979
    State and other taxes                                  --                 --               2,728              4,560
    Depreciation and amortization                      76,089             76,089             228,267            228,267
                                                  ------------      -------------      --------------     --------------
                                                      117,124            112,150             352,286            356,379
                                                  ------------      -------------      --------------     --------------
Income Before Minority Interest in Income
    of Consolidated Joint Venture, Equity
    in Earnings of Unconsolidated Joint
    Ventures and Gain (Loss) on Sale of
    Land and Buildings                                525,928            552,752           1,587,627          1,623,438

Minority Interest in Income of
    Consolidated Joint Venture                         (4,665 )           (4,698 )           (13,921 )          (13,998 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                     78,287             55,939             229,480            151,930

Gain (Loss) on Sale of Land and Buildings                 259                234                 758            (19,054 )
                                                  ------------      -------------      --------------     --------------

Net Income                                         $  599,809       $    604,227        $  1,803,944        $ 1,742,316
                                                  ============      =============      ==============     ==============

Allocation of Net Income:
    General partners                               $    5,998       $      6,036        $     18,039        $    17,495
    Limited partners                                  593,811            598,191           1,785,905          1,724,821
                                                  ------------      -------------      --------------     --------------

                                                   $  599,809       $    604,227        $  1,803,944        $ 1,742,316
                                                  ============      =============      ==============     ==============

Net Income Per Limited Partner Unit                $    0.020       $      0.020        $      0.060        $     0.057
                                                  ============      =============      ==============     ==============

Weighted Average Number of Limited
    Partner Units Outstanding                      30,000,000         30,000,000          30,000,000         30,000,000
                                                  ============      =============      ==============     ==============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     181,085               $     156,785
      Net income                                                            18,039                      24,300
                                                                   ----------------             ---------------
                                                                           199,124                     181,085
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 24,366,693                  24,484,985
      Net income                                                         1,785,905                   2,581,708
      Distributions ($0.068 and
         $0.090 per limited partner
         unit, respectively)                                            (2,025,000 )                (2,700,000 )
                                                                   ----------------             ---------------
                                                                        24,127,598                  24,366,693
                                                                   ----------------             ---------------

  Total partners' capital                                              $24,326,722                 $24,547,778
                                                                   ================             ===============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,085,545            $  2,099,452
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land                                             --                 223,589
         Investment in joint ventures                                           --                (616,245 )
         Collections on mortgage note receivable                             8,004                   7,230
         Other                                                              13,255                      --
                                                                   ----------------         ---------------
                Net cash provided by (used in)
                   investing activities                                     21,259                (385,426 )
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,025,000 )            (2,025,000 )
         Distributions to holder of minority
             interest                                                      (14,570 )               (14,781 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,039,570 )            (2,039,781 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                              67,234                (325,755 )

Cash and Cash Equivalents at Beginning
   of Period                                                               761,317               1,305,429
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                            $     828,551            $    979,674
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Financing
   Activities

      Distributions declared and unpaid at end of
         period                                                      $     675,000            $    675,000
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's  share  of  total  rental  and  earned  income  from  the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for at least one of the nine month periods ended September 30:

                                                       1998           1997
                                                   -------------  -------------

                   Golden Corral Corporation           $509,751       $445,267
                   Restaurant Management
                       Services, Inc.                   327,103        327,855
                   Waving Leaves, Inc.                  225,889        112,948
                   Flagstar Enterprises, Inc.           113,294        231,196

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 40 Properties, which included ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,085,545 and $2,099,452 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $828,551 invested in such short-term investments, as compared to $761,317 at December 31, 1997. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $737,856 at September 30, 1998, from $784,470 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 1998 and 1997 ($675,000 for each of the quarters ended September 30, 1998 and 1997). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 31 wholly owned Properties (including one Property in Columbus, Indiana and one Property in Dunnellon, Florida, which were sold in May and October 1997, respectively) and during the nine months ended September 30, 1998, the Partnership and its consolidated joint venture owned and leased 29 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership and San Antonio #849 Joint Venture earned $1,795,268 and $1,842,615, respectively, in rental income from operating leases and earned income from direct financing leases, $595,923 and $615,826 of which was earned for the quarters ended September 30, 1998 and 1997, respectively. Rental and earned income decreased during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, primarily as a result of the sales of the Properties in Columbus, Indiana and Dunnellon, Florida in May and October 1997, respectively. The Partnership reinvested these net sales proceeds in two Properties, as tenants-in-common, with affiliates of the general partners as described below.

         During the nine months ended September 30, 1997, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and one Property indirectly with an affiliate as tenants-in-common (including the Property in Yuma, Arizona held as tenants-in-common with an affiliate, which was sold in October 1997). In addition, during the nine months ended September 30, 1998, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and two Properties indirectly with affiliates as tenants-in-common. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $229,480 and $151,930, respectively, attributable to net income earned by these unconsolidated joint ventures, $78,287 and $55,939 of which was earned for the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily due to the fact that in December 1997, the Partnership reinvested the net sales proceeds received from the sale of two Properties in October 1997, in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, with affiliates of the general partners as tenants-in-common.

         During at least one of the nine months ended September 30, 1998 and 1997, four lessees of the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, Golden Corral Corporation, Restaurant Management Services, Inc., Flagstar Enterprises, Inc. and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). As of September 30, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to two restaurants, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Restaurant Management Services, Inc. and Waving Leaves, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $352,286 and $356,379 for the nine months ended September 30, 1998 and 1997, respectively, of which $117,124 and $112,150 were incurred for the quarters ended September 30, 1998 and 1997, respectively.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $758 and $685 for the nine months ended September 30, 1998 and 1997, respectively, $259 and $234 of which was recognized for the quarters ended September 30, 1998 and 1997, respectively. As a result of the sale of the Property in Columbus, Indiana in 1997, the Partnership recognized a loss for financial reporting purposes of $19,739 during the nine months ended September 30, 1997. No Properties were sold during the quarter and nine months ended September 30, 1998.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1998.


                             CNL INCOME FUND VII, LTD.

                             By:  CNL REALTY CORPORATION
                                  General Partner


                                  By: /s/ James M. Seneff, Jr.
                                      ------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                  By: /s/ Robert A. Bourne
                                      ------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)