Form 10-K405
period 1998-12-31
CNL INCOME FUND VII LTD
filed 1999-03-31
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 30,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $1 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota, and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina, and Jacksonville, Florida, and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan, and Colorado Springs, Colorado, and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan, to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida, and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, each as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1998, the Partnership currently owns 40 Properties, including interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from five to 20 years (the average being 17 years), and expire between 2003 and 2016. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,100 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

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

Major Tenants

         During 1998, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1998, Golden Corral Corporation leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, as of December 31, 1996, the Partnership had entered into four separate joint venture arrangements, Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture, with affiliates of the General Partners to purchase and hold nine Properties through such joint ventures. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         San Antonio #849 Joint Venture, Halls Joint Venture, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

         The Partnership has management control of the San Antonio #849 Joint Venture and shares management control equally with affiliates of the General Partners for Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of San Antonio #849 Joint Venture, Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture is distributed 83.3%, 51.1%, 18 percent, 4.79% and 79 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interests in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in July 1994, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with an affiliate of the General Partners. The agreement provided for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage. The Partnership owned a 48.33% interest in this Property. In October 1997, the Partnership and the affiliate, as tenants-in-common, sold the Jack in the Box Property in Yuma, Arizona. In December 1997, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners and in conjunction therewith, reinvested its portion of the net sales proceeds received from the sale of the Property in Yuma, Arizona, along with additional funds from the sale of the Property in Columbus, Indiana. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 35.64% interest in the Property in Miami, Florida.

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

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to  tenant  inquiries  and  notices  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 13 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2012) and the average minimum base annual rent is approximately $148,700 (ranging from approximately $137,100 to $166,700).

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

         Waving Leaves, Inc. leases four Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2010) and the average minimum base annual rent is approximately $79,200 (ranging from approximately $70,300 to $89,400).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 3,150 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                    1998 (1)                               1997 (1)
                                         --------------------------------      ----------------------------------
                                          High       Low        Average         High        Low         Average
                                         -------    -------    ----------      --------    -------     ----------
         First Quarter                     $.95       $.91          $.93         $1.00       $.95           $.96
         Second Quarter                     .95        .87           .91           .95        .82            .91
         Third Quarter                      .95        .90           .94           .92        .79            .85
         Fourth Quarter                     .95        .78           .91           .84        .81            .83

(1) A total of 194,088 and 94,606 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared at the close of each of the Partnership's calendar quarters during 1998 and 1997 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                             1998           1997            1996           1995           1994
                                         -------------- --------------  -------------  -------------  --------------
Year ended December 31:
     Revenues (1)                          $ 2,948,217   $ 2,919,734     $ 2,882,709    $ 2,716,883     $ 2,917,331
     Net income (2)                          2,466,018     2,606,008       2,326,863      1,982,148       2,503,300
     Cash distributions declared (3)         2,700,000     2,700,000       2,700,000      2,700,002       2,760,002
     Net income per Unit (2)                     0.081         0.086           0.077          0.065           0.083
     Cash distributions declared
         per Unit (3)                            0.090         0.090           0.090          0.090           0.092

At December 31:
     Total assets                          $25,218,258   $25,479,762     $25,523,853    $25,915,616     $26,644,363
     Partners' capital                      24,313,796    24,547,778      24,641,770     25,014,907      25,732,761

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, includes $1,025, $184,627, $195,675, $1,421, and $77,379, respectively, from gains on dispositions of land and buildings. Net income for the years ended December 31, 1997, 1996, and 1995, includes a loss on sale of land and building of $19,739, $235,465, and $6,556, respectively. In addition, net income for the year ended December 31, 1995, includes a loss on demolition of building of $174,466.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,790,975, $2,840,459, and $2,670,869 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in cash from operations during 1998, as compared to 1997, is primarily a result of changes in the Partnership's working capital. The increase in cash from operations during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In March 1996, the Partnership entered into an agreement with the tenant of the Property in Daytona Beach, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $13,200 of the rental payment deferral amounts. The tenant made payments of approximately $5,700 in each of April 1996, March 1997, and June 1998 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $22,300 in four remaining annual installments through 2002.

         In July 1996, the Partnership sold its Property in Colorado Springs, Colorado, for $1,075,000, and received net sales proceeds of $1,044,909, resulting in a gain of $194,839 for financial reporting purposes. This Property was originally acquired by the Partnership in July 1990 and had a cost of approximately $900,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $144,000 in excess of its original purchase price. In October 1996, the Partnership reinvested the net sales proceeds, along with additional funds, in a Boston Market Property located in Marietta, Georgia. A portion of the transaction relating to the sale of the Property in Colorado Springs, Colorado, and the reinvestment of the net sales proceeds were structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes resulting from the sale.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to the partners. At December 31, 1998, the Partnership had $856,825 invested in such short-term investments, as compared to $761,317 at December 31, 1997. The funds remaining at December 31, 1998, will be used for the payment of distributions and other liabilities.

         During  1998,  1997,  and  1996,  affiliates  of the  General  Partners incurred on behalf of the Partnership $86,851, $74,968, and $97,288, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $17,911 and $27,683, respectively, to affiliates for such amounts and accounting and administrative services. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 1998 and 1997, the Partnership owed $7,200 in real estate disposition fees to an affiliate as a result of its services in connection with the 1995 sale of the Property in Jacksonville, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Total liabilities, including distributions payable, of the Partnership decreased to $732,746 at December 31, 1998, from $749,587 at December 31, 1997 primarily as a result of a decrease in rents paid in advance at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 1998, 1997, and 1996. This represents distributions of $0.090 per Unit for each of the years ended December 31, 1998, 1997, and 1996. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,202,371 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $31,543,529 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 33 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively), during 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 31 wholly owned Properties (including two Properties in Columbus, Indiana and Dunnellon, Florida, which were sold in May and October 1997, respectively), and during 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties. In addition, during 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, was a co-venturer in three separate joint ventures which owned and leased eight Properties and owned and leased one Property with an affiliate as tenants-in-common. During 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, was a co-venturer in four separate joint ventures which owned and leased nine Properties and owned and leased three Properties with affiliates as tenants-in-common (including one Property in Yuma, Arizona which was sold in October 1997), and during 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, was a co-venturer in four separate joint ventures which owned and leased nine Properties and owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 40 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $22,100 to $191,900. Substantially all of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, earned $2,390,557, $2,436,222, and $2,459,094, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1998 and 1997, each as compared to the previous year, was attributable to a decrease in rental and earned income as a result of the sales of the Properties in Colorado Springs, Colorado; Hartland, Michigan; Columbus, Ohio and Dunnellon, Florida, in July 1996, October 1996, May 1997 and October 1997, respectively. The decrease in 1997, as compared to 1996, was partially offset by an increase in rental and earned income as a result of reinvesting the net sales proceeds from the sale of the Property in Colorado, Springs, Colorado, in a Property in Marietta, Georgia, in October 1996. Rental and earned income are expected to remain at reduced amounts in future years as a result of reinvesting the proceeds from the sales of the Properties in Hartland, Michigan; Columbus, Ohio and Dunnellon, Florida in joint ventures and in Properties owned with affiliates, as tenants-in-common, as described below. However, as a result of reinvesting in joint ventures and in Properties owned with affiliates, as tenants-in-common, net income earned by unconsolidated joint ventures increased in 1998, as described below.

         For the years ended December 31, 1998, 1997 and 1996, the Partnership also earned $93,906, $51,345, $44,973, respectively, in contingent rental income. The increase in contingent rental income during 1998 and 1997, each as compared to the previous year, is primarily a result of increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $171,263, $183,579, $240,079, respectively, in interest and other income. The decrease in interest and other income for 1997, as compared to 1996, is partially attributable to the fact that during 1996, the Partnership recognized approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid past due real estate taxes relating to the Properties and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995. In addition, the decrease in interest and other income during 1997, as compared to 1996, was due to the fact that during 1996, the Partnership earned approximately $10,000 in interest income on the net sales proceeds held in escrow relating to the Property in Colorado Springs, Colorado. These proceeds were reinvested in a Property in Marietta, Georgia, in October 1996.

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $311,081, $267,251, $157,254, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by joint ventures during the year ended 1998, as compared to 1997, is partially due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same General Partners. In addition, the increase in net income earned by joint ventures during the year ended 1998, as compared to 1997, is partially due to the Partnership investing in a Property in Smithfield, North Carolina, in December 1997, with affiliates of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources." In addition, the increase in net income earned by joint ventures during 1998 was partially offset by, and the increase in net income earned by joint ventures during 1997, as compared to 1996, is partially attributable to, the fact that in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest. The tenancy-in-common recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, three Restaurant Chains, Golden Corral, Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $483,224, $478,614, and $516,056 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is primarily a result of the Partnership incurring $18,781 in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General
Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses during 1998, as compared to 1997, is partially offset be a decrease in general operating and administrative expenses.

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

         In connection with the sale of its Property in Florence, South Carolina, during 1995, the Partnership recognized a gain for financial reporting purposes of $1,025, $926, $836 for the years ended December 31, 1998, 1997, and 1996, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $125,278 at December 31, 1998 is being recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $97,300 from the sale of this Property was also deferred during 1995 and is being recognized as payments under the mortgage note are collected.

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

         The Partnership's leases as of December 31, 1998, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on income from operations. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.

Interest Rate Risk

         The Partnership has provided fixed rate mortgage notes to borrowers. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1998 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                              Mortgage notes
                                                                Fixed Rates
                                                             ------------------

                    1999                                             $  11,968
                    2000                                             1,114,132
                    2001                                                 2,195
                    2002                                                 2,425
                    2003                                                 2,679
                    Thereafter                                         224,478
                                                             ------------------

                                                                   $ 1,357,877
                                                             ==================

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         The information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                    Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants


To the Partners
CNL Income Fund VII, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








Orlando, Florida
January 25, 1999, except for Note 11 for which the date is March 11, 1999

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                  1998                    1997
                                                                             ----------------        ----------------
                          ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                                       $15,078,507             $15,382,863
Net investment indirect financing leases                                             3,365,392               3,447,152
Investment in joint ventures                                                         3,327,934               3,393,932
Mortgage notes receivable, less deferred gain                                        1,241,056               1,250,597
Cash and cash equivalents                                                              856,825                 761,317
Receivables, less allowance for doubtful
    accounts of $28,853 and $32,959                                                     78,478                  64,092
Prepaid expenses                                                                         4,116                   4,755
Accrued rental income, less allowance for
    doubtful accounts of $9,845 in 1998
    and 1997                                                                         1,205,528               1,114,632
Other assets                                                                            60,422                  60,422
                                                                              -----------------       -----------------

                                                                                   $25,218,258             $25,479,762
                                                                              =================       =================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                     $   2,885               $   6,131
Escrowed real estate taxes payable                                                       5,834                   7,785
Distributions payable                                                                  675,000                 675,000
Due to related parties                                                                  25,111                  34,883
Rents paid in advance and deposits                                                      49,027                  60,671
                                                                              -----------------       -----------------
    Total liabilities                                                                  757,857                 784,470

Minority interest                                                                      146,605                 147,514

Partners' capital                                                                   24,313,796              24,547,778
                                                                              -----------------       -----------------

                                                                                   $25,218,258             $25,479,762
                                                                              =================       =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                            Year Ended December 31,
                                                                1998                 1997                 1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                      $  1,976,709         $  1,960,724         $  1,954,033
    Earned income from direct financing
      leases                                                      413,848              475,498              505,061
    Contingent rental income                                       93,906               51,345               44,973
    Interest and other income                                     171,263              183,579              240,079
                                                            --------------       --------------       --------------
                                                                2,655,726            2,671,146            2,744,146
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          133,915              143,173              159,001
    Professional services                                          23,443               23,546               27,640
    Real estate taxes                                                  --                2,979                9,010
    State and other taxes                                           2,729                4,560                2,448
    Depreciation                                                  304,356              304,356              317,957
    Transaction costs                                              18,781                   --                   --
                                                            --------------       --------------       --------------
                                                            --------------       --------------       --------------
                                                                  483,224              478,614              516,056
                                                            --------------       --------------       --------------

Income Before Minority Interest in Income  of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint
    Ventures, and Gain (Loss) on Sale of Land
    and Buildings                                               2,172,502            2,192,532            2,228,090

Minority Interest in Income of  Consolidated
    Joint Venture                                                 (18,590 )           (18,663)             (18,691)

Equity in Earnings of Unconsolidated Joint
    Ventures                                                      311,081              267,251              157,254

Gain (Loss) on Sale of Land and Buildings                           1,025              164,888             (39,790)
                                                            --------------       --------------       --------------

Net Income                                                   $  2,466,018         $  2,606,008         $  2,326,863
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                          $    24,659          $    24,300          $    23,586
    Limited partners                                            2,441,359            2,581,708            2,303,277
                                                            --------------       --------------       --------------

                                                             $  2,466,018         $  2,606,008         $  2,326,863
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                            $    0.081           $    0.086           $    0.077
                                                            ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                          30,000,000           30,000,000           30,000,000
                                                            ==============       ==============       ==============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997 and 1996

                                    General Partners                          Limited Partners
                              ---------------------------  ----------------------------------------------------------
                                             Accumulated                                  Accumulated    Syndication
                              Contributions    Earnings    Contributions  Distributions     Earnings        Costs          Total
                              -------------  ------------  -------------  -------------   ------------   ------------   ------------
Balance, December 31, 1995    $     1,000    $   132,199   $ 30,000,000   $(14,777,623)   $ 13,099,331   $(3,440,000)   $25,014,907

    Distributions to limited
       partners ($0.090 per
       limited partner unit)           --             --             --     (2,700,000)             --             --   (2,700,000)
    Net income                         --         23,586             --              --      2,303,277             --     2,326,863
                              ------------   ------------  -------------  --------------  -------------  -------------  ------------

Balance, December 31, 1996          1,000        155,785     30,000,000    (17,477,623)     15,402,608    (3,440,000)    24,641,770

    Distributions to limited
       partners ($0.090 per
       limited partner unit)           --             --             --     (2,700,000)             --             --   (2,700,000)
    Net income                         --         24,300             --              --      2,581,708             --     2,606,008
                              ------------   ------------  -------------  --------------  -------------  -------------  ------------

Balance, December 31, 1997          1,000        180,085     30,000,000    (20,177,623)     17,984,316     (3,440,000 )  24,547,778

    Distributions to limited
       partners ($0.090 per
       limited partner unit)           --             --             --      (2,700,000 )           --             --    (2,700,000)
    Net income                         --         24,659             --              --      2,441,359             --     2,466,018
                              ------------   ------------  -------------  --------------  -------------  -------------  ------------

Balance, December 31, 1998    $     1,000    $   204,744   $ 30,000,000   $ (22,877,623 ) $ 20,425,675   $ (3,440,000 ) $24,313,796
                              ============   ============  =============  ==============  =============  =============  ============





                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                       1998                 1997                1996
                                                                  ----------------      ---------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
      Cash received from tenants                                     $  2,435,937        $  2,500,189          $  2,549,406
      Distributions from unconsolidated joint ventures                    376,557             300,696               191,174
      Cash paid for expenses                                             (187,925 )          (140,819  )           (248,523 )
      Interest received                                                   166,406             180,393               178,812
                                                                  ----------------      ---------------     ----------------
         Net cash provided by operating activities                      2,790,975           2,840,459             2,670,869
                                                                  ----------------      ---------------     ----------------

   Cash Flows from Investing Activities:
      Additions to land and buildings on operating leases                      --                  --            (1,041,555 )
      Proceeds from sale of land and buildings                                 --             976,334             1,661,943
      Investment in joint ventures                                             --          (1,650,905  )                 --
      Collections on mortgage notes receivable                             10,811               9,766                 8,821
      Other                                                                13,221                  --                    --
                                                                  ----------------      ---------------     ----------------
         Net cash provided by (used in) investing
             activities                                                    24,032            (664,805  )            629,209
                                                                  ----------------      ---------------     ----------------

   Cash Flows from Financing Activities:
      Distributions to limited partners                                (2,700,000 )        (2,700,000  )         (2,700,000 )
      Distributions to holder of minority interest                        (19,499 )           (19,766  )            (19,723 )
                                                                  ----------------      ---------------     ----------------
         Net cash used in financing activities                         (2,719,499 )        (2,719,766  )         (2,719,723 )
                                                                  ----------------      ---------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                       95,508            (544,112  )            580,355

Cash and Cash Equivalents at Beginning of Year                            761,317           1,305,429               725,074
                                                                  ----------------      ---------------     ----------------

Cash and Cash Equivalents at End of Year                              $   856,825         $   761,317          $  1,305,429
                                                                  ================      ===============     ================




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,

                                                                    1998                 1997               1996
                                                               ---------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash Provided by
   Operating Activities:

      Net income                                                  $  2,466,018        $  2,606,008        $  2,326,863
                                                               ---------------      ---------------    ----------------
      Adjustments to  reconcile  net income
         to net cash  provided  by  operating
         activities:
             Depreciation                                              304,356             304,356             317,957
             Minority interest in income of consolidated
                joint venture                                           18,590              18,663              18,691
             Loss (gain) on sale of land and buildings                  (1,025)           (164,888 )            39,790
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                          65,476              33,445              33,920
             Decrease (increase) in receivables                        (27,330)             17,173             (14,827 )
             Decrease (increase) in prepaid expenses                       639                (101 )               379
             Decrease in net investment in direct
                financing leases                                        81,760              76,941              70,329
             Increase in accrued rental income                         (90,896)           (102,142 )          (104,639 )
             Increase (decrease) in accounts
                payable and accrued expenses                            (5,197)              3,222             (40,072 )
             Increase (decrease) in due to related parties              (9,772)             25,816              (4,244 )
             Increase (decrease) in rents  paid  in
                advance and deposits                                   (11,644)             21,966              26,722
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                   324,957             234,451             344,006
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                         $  2,790,975        $  2,840,459        $  2,670,869
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash
      Investing and Financing Activities:

Distributions declared and unpaid at
      December 31                                                    $ 675,000           $ 675,000           $ 675,000
                                                               ===============      ===============     ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996

1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

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

         Investment in Joint Ventures - The Partnership accounts for its 83.3% interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture, and a property in Smithfield, North Carolina, and a property in Miami, Florida, for which each of the two properties is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                              $8,430,465            $8,430,465
                  Buildings                                          9,121,968             9,121,968
                                                              -----------------     -----------------
                                                                    17,552,433            17,552,433

                  Less accumulated depreciation                     (2,473,926 )          (2,169,570 )
                                                              -----------------     -----------------

                                                                   $15,078,507           $15,382,863
                                                              =================     =================

         In May 1997, the Partnership sold its property in Columbus, Indiana, for $240,000 and received net sales proceeds of $223,589, resulting in a loss of $19,739 for financial reporting purposes.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $90,896, $102,142 (net of $11,159 in reserves), and $104,639
         (net of $1,631 in reserves), respectively, of such rental income.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                        $1,891,776
                2000                         1,925,741
                2001                         2,022,708
                2002                         2,034,710
                2003                         1,940,473
                Thereafter                  10,605,505
                                      -----------------

                                           $20,420,913
                                      =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                                      1998                 1997
                                                                                 ----------------     ----------------
                Minimum lease payments receivable                                     $5,915,553           $6,411,161
                Estimated residual values                                              1,008,935            1,008,935
                Less unearned income                                                  (3,559,096 )         (3,972,944 )
                                                                                 ----------------     ----------------

                Net investment in direct financing leases                             $3,365,392           $3,447,152
                                                                                 ================     ================


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                           $ 495,609
                2000                             495,609
                2001                             496,766
                2002                             496,766
                2003                             496,766
                Thereafter                     3,434,037
                                        -----------------

                                              $5,915,553
                                        =================

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

5.       Investment in Joint Ventures:

         The Partnership has a 51.1% interest, an 18 percent interest and a 4.79% interest in the profits and losses of Halls Joint Venture, CNL Restaurant Investments II, and Des Moines Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of December 31, 1998, the Partnership owned a 79 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         As of January 1, 1997, the Partnership had a 48.33% interest in a property in Yuma, Arizona, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. In October 1997, the Partnership and the affiliate, as tenants-in-common, sold the property in Yuma, Arizona, for a total sales price of $1,010,000 and received net sales proceeds of $982,025 resulting in a gain of approximately $128,400 for financial reporting purposes. The property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the property was sold for approximately $120,300 in excess of its original purchase price. In December 1997, the Partnership reinvested its portion of the net sales proceeds from the sale of the Yuma, Arizona, property, along with funds from the sale of a wholly-owned Property in Columbus, Indiana, in a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in the property in Miami, Florida, using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 35.64% interest in the Miami, Florida property owned with affiliates as tenants-in-common.

         In December 1997, the Partnership acquired a property in Smithfield, North Carolina as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 53 percent interest in this property.

         CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Halls Joint Venture, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the two properties held as tenants-in-common with affiliates at December 31:

                                                                              1998                  1997
                                                                         ----------------      ----------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                             $10,612,379           $10,892,405
                Cash                                                               3,763                   750
                Receivables                                                       21,249                18,819
                Accrued rental income                                            178,775               147,685
                Other assets                                                       1,116                 1,079
                Liabilities                                                        8,916                 8,625
                Partners' capital                                             10,808,366            11,052,113
                Revenues                                                       1,324,602             1,012,624
                Gain on sale of land and building                                     --               128,371
                Net income                                                     1,028,391               905,117

         The Partnership recognized income totalling $311,081, $267,251, and $157,254 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures and the two properties held as tenants-in-common with affiliates.

6.       Mortgage Notes Receivable:

         In connection with the sale of its property in Florence, South Carolina during 1995, the Partnership accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $10,395, with a balloon payment of $1,105,715 due in July 2000.

         In addition, the Partnership accepted a promissory note in the principal sum of $240,000 in connection with the sale of its property in Jacksonville, Florida in December 1995. The note is collateralized by a mortgage on the property. The promissory note bears interest at a rate of ten percent per annum and is being collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due in December 2005.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Mortgage Notes Receivable - Continued:

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                                               1998                 1997
                                                                          ----------------     ---------------
                 Principal balance                                             $1,357,877          $1,368,688
                 Accrued interest receivable                                        8,457               8,212
                 Less deferred gain on sale of land
                     and building                                                (125,278 )          (126,303 )
                                                                          ----------------     ---------------

                                                                               $1,241,056          $1,250,597
                                                                          ================     ===============

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1998 and 1997, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the Partnership is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During each of the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $2,700,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998               1997              1996
                                                                 --------------     -------------     --------------
              Net income for financial reporting purposes           $2,466,018        $2,606,008         $2,326,863

              Depreciation for tax reporting purposes in excess
                  of depreciation for financial reporting purposes     (16,795 )         (25,552 )          (24,753 )

              Gain on sale of land and buildings for financial
                  reporting purposes in excess of gain for tax
                  reporting purposes                                      (246 )        (178,348 )         (163,152 )

              Direct financing leases recorded as operating
                  leases for tax reporting purposes                     81,760            76,941             70,329

              Equity in earnings of unconsolidated joint
                  ventures for tax reporting purposes in excess
                  of (less than) equity in earnings of
                  unconsolidated joint ventures for
                  financial reporting purposes                          11,026           (55,911 )            1,420

              Accrued rental income                                    (90,896 )        (102,142 )         (104,639 )

              Rents paid in advance                                    (12,644 )          21,966             26,722

              Minority interest in timing differences of
                  unconsolidated joint venture                             982               981                981

              Allowance for uncollectible accounts                      (4,106 )              --                 --

              Capitalization of transaction costs for tax
                  reporting purposes                                    18,781                --                 --

              Other                                                         --           (10,275 )               --
                                                                 --------------     -------------     --------------

              Net income for federal income tax purposes            $2,453,880        $2,333,668         $2,133,771
                                                                 ==============     =============     ==============



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the properties held as tenants-in-common with affiliates, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1998, 1997, and 1996.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

9.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $87,256, $77,078, and 92,985 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                                    1998                 1997
                                                                               ---------------       --------------
          Due to Affiliates:
              Expenditures incurred on behalf of the
                 Partnership                                                          $10,111              $20,321
              Accounting and administrative services                                    7,800                7,362
              Deferred, subordinated real estate disposition fee                        7,200                7,200
                                                                               ---------------       --------------

                                                                                      $25,111              $34,883
                                                                               ===============       ==============

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the
         Partnership's share of total rental and earned income from the unconsolidated joint ventures and the two properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                                1998              1997               1996
                                                            -------------     -------------      -------------
                  Golden Corral Corporation                     $732,650          $625,724           $608,852
                  Restaurant Management
                      Services, Inc.                             448,691           444,069            446,867
                  Waving Leaves, Inc.                            300,546               N/A                  --
                  Flagstar Enterprises, Inc.                         N/A           307,738            464,042



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the two properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              1998               1997               1996
                                                          --------------     -------------      -------------
          Golden Corral Family
              Steakhouse Restaurants                           $732,650          $625,724           $608,852
          Burger King                                           469,984           466,626            478,901
          Hardees                                               451,348           447,074            524,625

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,202,371 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $31,543,529 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Event - Continued:

         consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                          -----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $86,851
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting    and     administrative
                                              area.   Affiliates  of  the  General     services: $87,256
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated  manage-ment fee to     One  percent  of the  sum  of  gross     $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the  Partnership's  allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer  and the Property
                                              owned   with   an   affiliate   as
                                              tenants-in-common, subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative,   if  the  Limited
                                              Partners  have not received  their
                                              10%   Preferred   Return   in  any
                                              particular   year,  no  management
                                              fees  will be due or  payable  for
                                              such year.



                                                                                                  Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
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

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.




                                                                                             Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds                   $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 31,848 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1998

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

          (c)     Not applicable.

          (d)     Other Financial Information

                  The Partnership is required to file audited financial information of its tenant, Golden Corral Corporation, as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. Corral Corporation is a privately-held company and its financial information is not publicly available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                        CNL INCOME FUND VII, LTD.

                                        By:      CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


                                        By:      ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE

                                        By:      JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 ---------------------------
                                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 30, 1999
-----------------------------
Robert A. Bourne                           Accounting  Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March  30, 1999
-----------------------------              (Principal Executive  Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                               Additions                        Deductions
                                                     -------------------------------     --------------------------
                                                                                                       Collected
                                                                                                       or Deter-
                                   Balance at       Charged to       Charged to         Deemed         mined to        Balance
                                    Beginning        Costs and          Other          Uncollec-        be Col-        at End
   Year         Description          of Year         Expenses         Accounts           tible         lectible        of Year
  --------    -----------------   --------------   --------------   ---------------    -----------    ------------   -----------
  1996        Allowance for
                  doubtful
                  accounts (a)         $470,298             $--           $11,187  (b)  $412,202  (c)     $15,263        $54,020
                                  ==============   ==============   ===============    ===========    ============   ===========

  1997        Allowance for
                  doubtful
                  accounts (a)          $54,020             $--            $5,000  (b)   $10,497  (c)      $5,719        $42,804
                                  ==============   ==============   ===============    ===========    ============   ===========

  1998        Allowance for
                  doubtful
                  accounts (a)          $42,804          $1,454             $ 159  (b)     $  --  (c)      $5,719        $38,698
                                  ==============   ==============   ===============    ===========    ============   ===========


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



                                                             CNL INCOME FUND VII, LTD.
                                                          (A Florida Limited Partnership)

                                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                December 31, 1998

                                                                                        Costs Capitalized
                                                                                           Subsequent To
                                                               Initial Cost                 Acquisition
                                                       --------------------------      -------------------
                                         Encum-                     Buildings and      Improve-   Carrying
                                         brances           Land     Improvements         ments     Costs
                                      ------------       ---------  -------------      ---------  --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market Restaurant:
      Marietta, Georgia                   -              $534,421      $507,133              -        -

    Burger King Restaurants:
      Jefferson City, Tennessee           -               216,633       546,967              -        -
      Maryville, Tennessee                -               419,766       545,880              -        -
      Sierra Vista, Arizona               -               421,170             -              -        -

    Checkers Drive-In Restaurant:
      Winter Springs, Florida             -               397,536             -              -        -

    Church's Fried Chicken
     Restaurants:
      Gainesville, Florida (h)            -               79,395       124,653              -        -
      Daytona Beach, Florida              -               149,701             -              -        -

    Golden Corral Family
     Steakhouse Restaurants:
      Odessa, Texas                       -               502,364       815,831              -        -
      Midland, Texas                      -               481,748       857,185              -        -
      El Paso, Texas                      -               745,506             -        802,132        -
      Harlingen, Texas                    -               503,799             -        890,878        -

    Hardee's Restaurants:
      Akron, Ohio                         -               198,086             -              -        -
      Dalton, Ohio                        -               180,556             -              -        -
      Minerva, Ohio                       -               143,775             -              -        -
      Orrville, Ohio                      -               176,169             -              -        -
      Seville, Ohio                       -               245,648             -              -        -
      Clinton, Tennessee                  -               295,861             -              -        -

    Jack in the Box Restaurant:
      San Antonio, Texas                  -               525,720             -        381,591        -

    KFC Restaurants:
      Friendswood, Texas                  -               161,906             -              -        -
      Arcadia, Florida                    -               175,020       333,759              -        -

    Popeyes Famous Fried
     Chicken Restaurants:
      Jacksonville, Florida               -               128,398       139,768        136,262        -
      Lake City, Florida                  -               130,300       254,747        139,099        -
      Jacksonville, Florida               -               142,490       137,396        134,259        -
      Brunswick, Georgia                  -               104,720       251,955        150,888        -

    Rally's Restaurant:
      Toledo, Ohio                        -               281,880       196,608         47,002        -

    Shoney's Restaurants:
      Pueblo, Colorado                    -               492,230       559,769              -        -
      Saddlebrook, Florida                -               427,238             -        765,532        -

    Taco Bell Restaurant:
      Detroit, Michigan                   -               168,429             -        402,674        -
                                                     ------------  ------------  -------------  -------

                                                       $8,430,465    $5,271,651     $3,850,317        -
                                                     ============  ============  =============  =======

Property of Joint Venture in
  Which the Partnership has
  a 51.10% Interest and has
  Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Knoxville, Tennessee                -              $283,961      $430,406              -        -
                                                     ============  ============  =============  =======

Properties of Joint Venture in
  Which the Partnership has
  an 18% Interest and has
  Invested in Under Operating
  Leases:

    Burger King Restaurants:
      Columbus, Ohio                      -              $345,696      $651,985              -        -
      San Antonio, Texas                  -               350,479       623,615              -        -
      Pontiac, Michigan                   -               277,192       982,200              -        -
      Raceland, Louisiana                 -               174,019       986,879              -        -
      New Castle, Indiana                 -               264,239       662,265              -        -
      Hastings, Minnesota                 -               155,553       657,159              -        -
                                                     ------------  ------------  -------------  -------

                                                       $1,567,178    $4,564,103              -        -
                                                     ============  ============  =============  =======
Property of Joint Venture in Which
  the Partnership has a 4.79% Interest
  and has Invested in Under an Operating
  Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington              -              $322,726      $791,658              -        -
                                                     ============  ============  =============  =======

Property of Joint Venture in Which the
  Partnership has a 79% Interest and has
  Invested in Under an Operating Lease:

    Jack in the Box Restaurant:
      Mansfield, Texas                    -              $297,295      $482,914              -        -
                                                     ============  ============  =============  =======

Property in Which the Partnership has a
  53% Interest as Tenants-in-Common and
  has Invested in Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolina          -              $264,272    $1,155,018              -        -
                                                     ============  ============  =============  =======

Property in Which the Partnership has a
  35.64% Interest as Tenants-in-Common
  and has Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Miami, Florida                      -              $976,357      $974,016              -        -
                                                     ============  ============  =============  =======

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurant:
      Sierra Vista, Arizona               -                     -             -       $333,212        -

    Hardee's Restaurants:
      Akron, Ohio                         -                     -       540,215              -        -
      Dalton, Ohio                        -                     -       490,656              -        -
      Minerva, Ohio                       -                     -       436,663              -        -
      Orrville, Ohio                      -                     -       446,337              -        -
      Seville, Ohio                       -                     -       487,630              -        -
      Clinton Tennessee                   -                     -       338,216              -        -

    KFC Restaurants:
      Friendswood, Texas                  -                     -             -        359,055        -

    Popeyes Famous Fried
     Chicken Restaurant:
      Jacksonville, Florida               -                78,842       146,035        142,348        -
                                                     ------------  ------------  -------------  -------

                                                          $78,842    $2,885,752       $834,615        -
                                                     ============  ============  =============  =======




           Gross Amount at Which                                            Life on Which
          Carried at Close of Period (c)                                    Depreciation in
 -----------------------------------------              Date                 Latest Income
              Buildings and              Accumulated   of Con-     Date       Statement is
    Land      Improvements     Total     Depreciation struction  Acquired       Computed
 -----------  ------------- -----------  ------------ --------   --------    --------------





  $534,421       $507,133    $1,041,554      $36,673    1994       10/96           (b)


   216,633        546,967       763,600      156,597    1988       01/90           (b)
   419,766        545,880       965,646      157,632    1986       01/90           (b)
   421,170             (f)      421,170            -    1990       06/90           (d)


   397,536              -       397,536           (g)    -         07/94           (g)



   79,395        124,653       204,048       33,070    1983        01/91           (b)
   149,701              -       149,701            -    1985       01/91           (i)



   502,364        815,831     1,318,195      238,193    1990       03/90           (b)
   481,748        857,185     1,338,933      249,719    1990       04/90           (b)
   745,506        802,132     1,547,638      221,520    1990       05/90           (b)
   503,799        890,878     1,394,677      248,470    1990       06/90           (b)


   198,086             (f)      198,086            -    1990       11/90           (d)
   180,556             (f)      180,556            -    1990       11/90           (d)
   143,775             (f)      143,775            -    1990       11/90           (d)
   176,169             (f)      176,169            -    1990       11/90           (d)
   245,648             (f)      245,648            -    1990       11/90           (d)
   295,861             (f)      295,861            -    1992       09/92           (d)


   525,720        381,591       907,311      107,229    1990       05/90           (b)


   161,906             (f)      161,906            -    1990       06/90           (d)
   175,020        333,759       508,779       93,514    1985       08/90           (b)



   128,398        276,030       404,428       78,153    1985       04/90           (b)
   130,300        393,846       524,146      111,913    1985       04/90           (b)
   142,490        271,655       414,145       77,116    1985       04/90           (b)
   104,720        402,843       507,563      112,072    1974       04/90           (b)


   281,880        243,610       525,490       64,896    1990       01/91           (b)


   492,230        559,769     1,051,999      156,275    1989       08/90           (b)
   427,238        765,532     1,192,770      218,614    1990       04/90           (b)


   168,429        402,674       571,103      112,270    1990       06/90           (b)
----------  -------------  ------------  -----------

$8,430,465     $9,121,968   $17,552,433   $2,473,926
==========  =============  ============  ===========








  $283,961       $430,406      $714,367     $127,688    1985       01/90           (b)
==========  =============  ============  ===========








  $345,696       $651,985      $997,681     $157,846    1986       09/91           (b)
   350,479        623,615       974,094      150,977    1986       09/91           (b)
   277,192        982,200     1,259,392      237,791    1987       09/91           (b)
   174,019        986,879     1,160,898      238,924    1988       09/91           (b)
   264,239        662,265       926,504      160,335    1988       09/91           (b)
   155,553        657,159       812,712      159,099    1990       09/91           (b)
----------  -------------  ------------  -----------

$1,567,178     $4,564,103    $6,131,281   $1,104,972
==========  =============  ============  ===========






  $322,726       $791,658    $1,114,384     $163,895    1992       10/92           (b)
==========  =============  ============  ===========






  $297,295       $482,914      $780,209      $28,964    1997       02/97           (b)
==========  =============  ============  ===========






  $264,272     $1,155,018    $1,419,290      $39,450    1996       12/97           (b)
==========  =============  ============  ===========







  $976,357       $974,016    $1,950,373      $32,556    1995       12/97           (b)
==========  =============  ============  ===========






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


         -             (f)           (f)          (d)   1990       06/90           (d)



        (f)            (f)           (f)          (e)   1985       04/90           (e)



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:

                                                                                                  Accumulated
                                                                                  Cost            Depreciation
                                                                            ------------------  -----------------
              Properties the Partnership has Invested
                in Under Operating Leases:

                   Balance, December 31, 1995                                    $  18,088,038     $   1,686,119
                   Acquisitions                                                      1,041,554                --
                   Dispositions                                                     (1,333,831)         (138,862 )
                   Depreciation expense                                                     --           317,957
                                                                            ------------------  -----------------

                   Balance, December 31, 1996                                       17,795,761         1,865,214
                   Dispositions                                                       (243,328)               --
                   Depreciation expense                                                     --           304,356
                                                                            ------------------  -----------------

                   Balance, December 31, 1997                                       17,552,433         2,169,570
                   Depreciation expense                                                     --           304,356
                                                                            ------------------  -----------------

                   Balance, December 31, 1998                                    $  17,552,433     $   2,473,926
                                                                            ==================  =================

              Property of Joint  Venture in Which
                the  Partnership  has a 51.10%
                Interest and has Invested in
                Under an Operating Lease:

                   Balance, December 31, 1995                                     $    714,367      $     84,647
                   Depreciation expense                                                     --            14,347
                                                                            ------------------  -----------------

                   Balance, December 31, 1996                                          714,367            98,994
                   Depreciation expense                                                     --            14,347
                                                                            ------------------  -----------------

                   Balance, December 31, 1997                                          714,367           113,341
                   Depreciation expense                                                     --            14,347
                                                                            ------------------  -----------------

                   Balance, December 31, 1998                                     $    714,367      $    127,688
                                                                            ==================  =================


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                     Accumulated
                                                                                  Cost              Depreciation
                                                                            -----------------     -----------------
             Properties  of Joint  Venture in
                Which the  Partnership  has an 18%
                Interest and has Invested in
                Under Operating Leases:

                  Balance, December 31, 1995                                    $  6,131,281            $   648,561
                  Depreciation expense                                                    --                152,137
                                                                            -----------------     -----------------

                  Balance, December 31, 1996                                       6,131,281                800,698
                  Depreciation expense                                                    --                152,137
                                                                            -----------------     -----------------

                  Balance, December 31, 1997                                       6,131,281                952,835
                  Depreciation expense                                                    --                152,137
                                                                            -----------------     -----------------

                  Balance, December 31, 1998                                    $  6,131,281           $  1,104,972
                                                                            =================     =================

             Property of Joint  Venture  in Which
                the  Partnership  has a 4.79%
                Interest and has Invested in
                Under an Operating Lease:

                     Balance, December 31, 1995                                 $  1,114,384            $    84,729
                     Depreciation expense                                                 --                 26,389
                                                                            -----------------     -----------------

                     Balance, December 31, 1996                                    1,114,384                111,118
                     Depreciation expense                                                 --                 26,389
                                                                            -----------------     -----------------

                     Balance, December 31, 1997                                    1,114,384                137,507
                     Depreciation expense                                                 --                 26,388
                                                                            -----------------     -----------------

                     Balance, December 31, 1998                                 $  1,114,384            $   163,895
                                                                            =================     =================



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                      Accumulated
                                                                                  Cost               Depreciation
                                                                            ------------------     ------------------
              Property  in  Which  the  Partnership
                 has a  48.33%  Interest  as
                 Tenants-in-Common and has Invested
                 in Under an Operating Lease:

                   Balance, December 31, 1995                                    $    881,033           $     30,580
                   Depreciation expense                                                    --                 20,860
                                                                            ------------------     ------------------

                   Balance, December 31, 1996                                         881,033                 51,440
                   Depreciation expense                                                    --                 17,383
                   Dispositions                                                      (881,033 )              (68,823 )
                                                                            ------------------     ------------------

                   Balance, December 31, 1997                                               --                      --
                   Depreciation expense                                                     --                      --
                                                                            ------------------     ------------------

                   Balance, December 31, 1998                                       $      --              $      --
                                                                            ==================     ==================

              Property of Joint Venture in Which the
                 Partnership has a 79% Interest and has
                 Invested in Under an Operating
                 Lease:

                   Balance, December 31, 1996                                       $      --              $      --
                   Acquisitions                                                       780,209                     --
                   Depreciation expense                                                    --                 12,778
                                                                            ------------------     ------------------

                   Balance, December 31, 1997                                         780,209                 12,778
                   Depreciation expense                                                    --                 16,186
                                                                            ------------------     ------------------

                   Balance, December 31, 1998                                    $    780,209           $     28,964
                                                                            ==================     ==================




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                                    Accumulated
                                                                                  Cost              Depreciation
                                                                            -----------------     -----------------
             Property  of  Joint  Venture  in
                Which  the  Partnership  has a 53%
                Interest  as  Tenants-in-Common
                and has  Invested  in  Under an
                Operating Lease:

                  Balance, December 31, 1996                                        $     --              $     --
                  Acquisitions                                                     1,419,290                    --
                  Depreciation expense                                                    --                   949
                                                                            -----------------     -----------------

                  Balance, December 31, 1997                                       1,419,290                   949
                  Depreciation expense                                                    --                38,501
                                                                            -----------------     -----------------

                  Balance, December 31, 1998                                    $  1,419,290           $    39,450
                                                                            =================     =================


             Property  in  Which  the  Partnership
                 has  a  35.64%  Interest  as
                 Tenants-in-Common and has Invested
                 in Under an Operating Lease:

                  Balance, December 31, 1996                                        $     --              $     --
                  Acquisitions                                                     1,950,373                    --
                  Depreciation expense                                                    --                    89
                                                                            -----------------     -----------------

                  Balance December 31, 1997                                        1,950,373                    89
                  Depreciation                                                            --                32,467
                                                                            -----------------     -----------------

                  Balance December 31, 1998                                     $  1,950,373           $    32,556
                                                                            =================     =================


  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $21,303,689 and $12,109,904, respectively. All of the leases are treated as operating leases for federal income tax purposes.

  (d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998



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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998



                                                                                                                        Principal
                                                                                                                        Amount of
                                                                                                                          Loans
                                                                                                                       Subject to
                                         Final          Periodic                      Face           Carrying          Delinquent
                        Interest       Maturity         Payment        Prior        Amount of        Amount of          Principal
     Description          Rate           Date            Terms         Liens        Mortgages      Mortgages (3)       or Interest
   -----------------    ---------   ----------------   -----------    ---------    -------------   --------------     -------------
   Perkins -
   Florence, SC
   First Mortgage        10.25%        July 2000          (1)             $--       $1,160,000        $1,003,529                $--

   Church's -
   Jacksonville, FL
   First Mortgage        10.00%      December 2005        (2)              --          240,000           237,527                 --
                                                                      ---------    -------------   --------------     -------------

       Total                                                              $--       $1,400,000        $1,241,056 (4)            $--
                                                                      =========    =============   ==============     =============


 (1) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,105,715.

 (2) Monthly payments of principal and interest at an annual rate of 10.00%, with a balloon payment at maturity of $218,252.

 (3) The tax carrying value of the notes is approximately $1,262,723, which is net of deferred gain of $95,154.

 (4)  The changes in the carrying amounts are summarized as follows:

                                                         1998                1997               1996
                                                     ---------------    ---------------    ----------------
      Balance at beginning of period                    $1,250,597          $1,259,495          $1,267,849

      Interest earned                                      139,446             140,188             140,822

      Collection of principal and interest                (150,012  )         (150,012 )          (150,012 )

      Recognition of deferred gain on sale of
          land and building                                  1,025                 926                 836
                                                     ---------------    ---------------    ----------------

      Balance at end of period                          $1,241,056          $1,250,597          $1,259,495
                                                     ===============    =============== ===================


                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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