Form 10-Q
period 1999-03-31
CNL INCOME FUND VII LTD
filed 1999-05-17
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2963871
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS




                                                                                Page
Part I.

         Item 1.           Financial Statements:

                                    Condensed Balance Sheets

                                    Condensed Statements of Income

                                    Condensed Statements of Partners' Capital

                                    Condensed Statements of Cash Flows

                                    Notes to Condensed Financial Statements

         Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures About
                                    Market Risk

Part II.

         Other Information


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,550,015 and
       $2,473,926                                                             $ 15,002,418            $ 15,078,507
   Net investment in direct financing leases                                     3,343,366               3,365,392
   Investment in joint ventures                                                  3,307,204               3,327,934
   Mortgage notes receivable, less deferred gain of
       $125,005 and $125,278                                                     1,238,427               1,241,056
   Cash and cash equivalents                                                       918,362                 856,825
   Receivables, less allowance for doubtful accounts
       of $28,853 in 1999 and 1998                                                   4,628                  78,478
   Prepaid expenses                                                                 10,579                   4,116
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 1999 and 1998                                       1,226,001               1,205,528
   Other assets                                                                     60,422                  60,422
                                                                         ------------------     -------------------

                                                                              $ 25,111,407            $ 25,218,258
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   32,996              $    2,885
   Escrowed real estate taxes payable                                                6,941                   5,834
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           15,710                  25,111
   Rents paid in advance and deposits                                               53,205                  49,027
                                                                         ------------------     -------------------
       Total liabilities                                                           783,852                 757,857

   Commitments (Note 3)

   Minority interest                                                               146,344                 146,605

   Partners' capital                                                            24,181,211              24,313,796
                                                                         ------------------     -------------------

                                                                              $ 25,111,407            $ 25,218,258
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   1999               1998
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 492,724          $ 492,724
    Earned income from direct financing leases                                       101,876            104,375
    Contingent rental income                                                           1,510              9,420
    Interest and other income                                                         39,558             43,990
                                                                               --------------    ---------------
                                                                                     635,668            650,509
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              35,336             33,112
    Professional services                                                              4,419              5,281
    State and other taxes                                                             13,055              2,688
    Depreciation                                                                      76,089             76,089
    Transaction costs                                                                 33,273                 --
                                                                               --------------    ---------------
                                                                                     162,172            117,170
                                                                               --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures, and
    Gain on Sale of Land and Building                                                473,496            533,339

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (4,649 )           (4,660 )

Equity in Earnings of Unconsolidated Joint Ventures                                   73,295             77,933

Gain on Sale of Land and Building                                                        273                247
                                                                               --------------    ---------------

Net Income                                                                         $ 542,415          $ 606,859
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                               $   5,424          $   6,069
    Limited partners                                                                 536,991            600,790
                                                                               --------------    ---------------

                                                                                   $ 542,415          $ 606,859
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                $   0.018          $   0.020
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                             30,000,000         30,000,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               1999                  1998
                                                                        -------------------    ------------------
General partners:
    Beginning balance                                                          $   205,744            $  181,085
    Net income                                                                       5,424                24,659
                                                                        -------------------    ------------------
                                                                                   211,168               205,744
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           24,108,052            24,366,693
    Net income                                                                     536,991             2,441,359
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively)                                        (675,000 )          (2,700,000 )
                                                                        -------------------    ------------------
                                                                                23,970,043            24,108,052
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 24,181,211          $ 24,313,796
                                                                        ===================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 1999               1998
                                                                            ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 738,569          $ 749,233
                                                                            ---------------    ---------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                      2,878              2,600
       Other                                                                            --             13,255
                                                                            ---------------    ---------------
          Net cash provided by investing activities                                  2,878             15,855
                                                                            ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (675,000 )         (675,000 )
       Distributions to holder of minority interest                                 (4,910 )           (4,818 )
                                                                            ---------------    ---------------
          Net cash used in financing activities                                   (679,910 )         (679,818 )
                                                                            ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                           61,537             85,270

Cash and Cash Equivalents at Beginning of Quarter                                  856,825            761,317
                                                                            ---------------    ---------------

Cash and Cash Equivalents at End of Quarter                                      $ 918,362          $ 846,587
                                                                            ===============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                $ 675,000          $ 675,000
                                                                            ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 1998.

         The Partnership accounts for its 83 percent interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,202,371 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $31,543,529 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1999 and 1998


2.       Merger Transaction - Continued:

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

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

3.       Commitments:

         During the quarter ended March 31, 1999, one of the Partnership's tenants decided to exercise the option under its three lease agreements to purchase three of the Partnership's Burger King properties (including one property owned by a joint venture in which the Partnership owns a 51.1% interest). The general partners believe that the anticipated sales price for each property exceeds the Partnership's net carrying value attributable to each of the respective properties. As of May 13, 1999, the sales had not occurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 40 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $738,569 and $749,233 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $918,362 invested in such short-term investments, as compared to $856,825 at December 31, 1998. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including payable, increased to $783,852 at March 31, 1999, from $757,857 at December 31, 1998. The increase in liabilities at March 31, 1999 is primarily a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During the quarter ended March 31, 1999, one of the Partnership's tenants decided to exercise the option under its three lease agreements to purchase three of the Partnership's Burger King Properties (including one
Property owned by a joint venture in which the Partnership owns a 51.1% interest). The general partners believe that the anticipated sales price for each Property exceeds the Partnership's net carrying value attributable to each of the respective Properties. As of May 13, 1999, the sales had not occurred.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 1999 and 1998. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. As consideration for the Merger, APF has agreed to issue 3,202,371 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $31,543,529 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarters ended March 31, 1999 and March 31, 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership and its consolidated joint venture, earned $594,600 and $597,099, respectively, in rental income from operating leases and earned income from direct financing leases.

         During the quarters ended March 31, 1999 and 1998, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and owned two Properties, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $73,295 and $77,933, respectively, attributable to net income earned by these unconsolidated joint ventures.

         Operating expenses, including depreciation expense, were $162,172 and $117,170 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, is partially due to the fact that during the quarter ended March 31, 1999, the Partnership incurred $33,273 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is partially attributable to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $273 and $247 for the quarters ended March 31, 1999 and 1998, respectively.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1998 through March 31, 1999. Information regarding the Partnership's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.      Changes in Securities.       Inapplicable.

Item 3.      Default upon Senior Securities.   Inapplicable.

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.      Other Information.        Inapplicable.

Item 6.      Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999


                 CNL INCOME FUND VII, LTD.

                     By:        CNL REALTY CORPORATION
                                General Partner


                              By:    /s/ James M. Seneff, Jr.
                                     -----------------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                              By:    /s/ Robert A. Bourne
                                     -----------------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)