Form 10-K/A
period 1997-12-31
CNL INCOME FUND VII LTD
filed 1999-07-30
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

        Registrant's telephone number, including area code: (407)422-1574

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

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund VII, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota, and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina, and Jacksonville, Florida, and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan, and Colorado Springs, Colorado, and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan, to invest in CNL Mansfield Joint

Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida, and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, each as tenants in common, with affiliates of the General Partners. As a result of the above transactions, the Partnership owned 40 Properties as of December 31, 1997. The 40 Properties include interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants


         During 1997, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common, including one Property owned as tenants-in-common which was sold in October 1997). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only and Flagstar Enterprises, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common, including one Property owned as tenants-in-common which was sold in October 1997). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.


Joint Venture Arrangements and Tenancy in Common Arrangements


         The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into four separate joint venture arrangements: Halls Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to purchase and hold one Property; CNL Restaurant Investments II with CNL Income Fund VIII, Ltd. and CNL Income Fund
IX, Ltd., affiliates of the General Partners, to purchase and hold six Properties; Des Moines Real Estate Joint Venture with CNL Income Fund XI, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one Property; and CNL Mansfield Joint Venture with CNL Income Fund XVII, Ltd., an affiliate of the General Partners to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has an 83 percent interest in San Antonio #849 Joint Venture, a 51 percent interest in Halls Joint Venture, an 18 percent interest in CNL Restaurant Investments II, a 4.79% interest in Des Moines Real Estate Joint Venture, and a 79 percent interest in CNL Mansfield Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         In addition to the above joint venture agreements, in July 1994, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants in common with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreement provided for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage. The Partnership owned a 48.33% interest in this Property. In October 1997, the Partnership and the affiliate, as tenants in common, sold the Jack in the Box Property in Yuma, Arizona. In December 1997, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants in common with CNL Income Fund III, Ltd., CNL Income Fund X, Ltd. and CNL Income Fund XIII, Ltd., affiliates of the General Partners, and in conjunction therewith, reinvested its portion of the net sales proceeds received from the sale of the Property in Yuma, Arizona, along with additional funds from the sale of the Property in Columbus, Indiana. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 35.64% interest in the Property in Miami, Florida.

         In addition, in December 1997, the Partnership entered into an agreement to hold a Golden Corral Property in Smithfield, North Carolina, as tenants in common with CNL Income Fund II, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 53 percent interest in this Property.


         Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.


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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 40 Properties. Of the 40 Properties, 28 are owned by the Partnership in fee simple, ten are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 10,800 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                  Number of Properties

         Arizona                                         1
         Colorado                                        1
         Florida                                        10
         Georgia                                         2
         Indiana                                         1
         Louisiana                                       1
         Michigan                                        2
         Minnesota                                       1
         North Carolina                                  1
         Ohio                                            7
         Tennessee                                       4
         Texas                                           8
         Washington                                      1
                                                    ------
         TOTAL PROPERTIES:                              40
                                                    ======

         Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties held through tenancy in common arrangements) for federal income tax purposes was $21,303,689 and $10,187,585, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain            Number of Properties

         Boston Market                         1
         Burger King                          10
         Checkers                              1
         Chevy's Fresh Mex                     1
         Church's                              2
         Golden Corral                         5
         Hardee's                              6
         Jack in the Box                       3
         KFC                                   2
         Popeyes                               5
         Rally's                               1
         Shoney's                              2
         Taco Bell                             1
                                          ------
         TOTAL PROPERTIES                     40
                                          ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                        For the Year Ended December 31:
                                   1997            1996              1995             1994               199
                              -----------        -----------      -----------     ------------      -----------
    Rental Revenues (1)        $2,751,418        $2,850,721       $2,699,624        $2,939,995      $2,984,072
    Properties                         40                40               41                43              42
    Average Rent per Unit         $68,785           $71,268          $65,844           $68,372         $71,049


(1) Rental revenues include the Partnership's share of rental revenues from the ten Properties owned through joint venture arrangements and the two properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                  Rental Income

             1998                              1                     30,000                        1.10%
             1999                              -                          -                            -
             2000                              -                          -                            -
             2001                              -                          -                            -
             2002                              -                          -                            -
             2003                              1                    107,991                        3.98%
             2004                              2                    179,231                        6.60%
             2005                              9                    571,939                       21.06%
             2006                              1                     62,086                        2.29%
             2007                              -                          -                            -
             Thereafter                       26                  1,764,587                       64.97%
                                        --------              -------------                -------------
             Totals                           40                  2,715,834                      100.00%
                                        ========              =============                =============

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

                                     PART II



Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 40 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.


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

      In August 1995, the Partnership sold its Property in Florence, South Carolina, to the tenant for $1,160,000, and in connection therewith, accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $10,395, with a balloon payment of $1,106,657 due in July 2000. Collections commenced August 10, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. The Partnership recognized a gain of $926 and $836 for financial reporting purposes for the years ended December 31, 1997 and 1996, respectively, and had a deferred gain in the amount of $126,303 and $127,229 at December 31, 1997 and 1996, respectively. The mortgage notes receivable balances at December 31, 1997 and 1996, include principal of $1,131,496 and $1,139,788, respectively, and accrued interest of $6,235 and

$6,281, respectively, and are shown net of the deferred gain of $126,303 and $127,229, respectively. Proceeds received from the sale of this Property will be reinvested in additional Properties or used to pay Partnership liabilities.

      In November 1994, the Partnership received notice from the subtenant of its Property in Jacksonville, Florida, that it intended to exercise its option to purchase the Property in accordance with the terms of its sublease agreement. In December 1995, the Partnership sold its Property in Jacksonville, Florida, to the subtenant for $240,000, and in connection therewith, accepted a promissory note in the principal sum of $240,000, collateralized by a mortgage on the Property. The note bears interest at a rate of ten percent per annum and is being collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due December 2005. Collections commenced in January 1996. As a result of the sale of the Property, the Partnership recognized a loss of $6,556 for financial reporting purposes for the year ended December 31, 1995. The mortgage notes receivable balance at December 31, 1997 and 1996, include principal of $237,192 and $238,666, respectively, and accrued interest of $1,977 and $1,989, respectively. Proceeds received from the sale of this Property will be distributed to the Limited Partners or will be used to pay Partnership liabilities.


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

      None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


      Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or make distributions to the partners. At December 31, 1997, the Partnership had $761,317 invested in such short-term investments, as compared to $1,305,429 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily a result of the reinvestment of the net sales proceeds received in 1996 from the sale of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture in February 1997, as described above. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.


Short-Term Liquidity

      The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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

      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 1997 and 1996, and $2,700,002 for the year ended December 31, 1995. This represents distributions of $0.090 per Unit for each of the years ended December 31, 1997, 1996 and 1995. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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


Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

      During 1995, the Partnership owned and leased 33 wholly owned Properties (including two Properties in Florence, South Carolina, and Jacksonville, Florida, which were sold in August and December 1995, respectively), during 1996, the Partnership owned and leased 33 wholly owned Properties (including two Properties in Colorado Springs, Colorado, and Hartland, Michigan, which were sold in July and October 1996, respectively), during 1997, the Partnership owned and leased 31 wholly owned Properties (including two Properties in Columbus, Indiana and Dunnellon, Florida, which were sold in May and October 1997, respectively). In addition, during 1996 and 1995, the Partnership was a co-venturer in four separate joint ventures which owned and leased nine Properties and one Property the Partnership owned and leased with an affiliate as tenants-in-common. During 1997, the Partnership was a co-venturer in five separate joint ventures which owned and leased ten Properties and three Properties the Partnership owned with affiliates as tenants-in-common (including one Property in Yuma, Arizona which was sold in October 1997). As of December 31, 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 40 wholly owned Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $22,100 to $166,700. Substantially all of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business Leases and Item 2. Properties, respectively.

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

      Rental and earned income increased during 1996, as compared to 1995, as a result of recording rental income during 1996 relating to the Properties in Colorado Springs, and Pueblo, Colorado as compared to recording no rental income during 1995 due to financial difficulties the tenant was experiencing. The
Property in Colorado Springs, Colorado, was subsequently sold, as described above in "Capital Resources." The increase in rental and earned income during 1996, as compared to 1995, was partially offset by a decrease in rental income during 1996, as a result of the sale of the Partnership Properties in Florence, South Carolina, and Jacksonville, Florida, in August and December 1995, respectively. However, as a result of the Partnership accepting mortgage notes for the sale of these Properties, interest income increased during 1996 and 1995, as described below and above in "Capital Resources."


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

      During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $183,579, $240,079 and $84,390, respectively, in interest and other income. The decrease in interest and other income for 1997, as compared to 1996, and the increase in interest and other income during 1996, as compared to 1995, is attributable to the fact that during 1996, the Partnership recognized approximately $46,500 in other income due to the fact that the corporate franchisor of the Properties in Pueblo and Colorado Springs, Colorado, paid past due real estate taxes relating to the Properties and the Partnership reversed such amounts during 1996 that it had previously accrued as payable during 1995. In addition, the decrease in interest and other income during 1997, as compared to 1996, was due to the fact that during 1996, the Partnership earned approximately $10,000 in interest income on the net sales proceeds held in escrow relating to the Property in Colorado Springs, Colorado. These proceeds were reinvested in a Property in Marietta, Georgia, in October 1996. The increase in interest and other income during 1996, as compared to 1995, was primarily attributable to an increase in interest earned on the mortgage notes accepted in connection with the sales of the Properties in Florence, South Carolina, in August 1995, and Jacksonville, Florida, in December 1995, as discussed above in "Capital Resources."


         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $267,251, $157,254 and $154,937, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by joint ventures during the year ended 1997, is partially due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same General Partners. In addition, the increase in net income earned by joint ventures is partially attributable to the fact that in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest. The tenancy-in-common recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Capital Resources." In addition, the increase in net income earned by joint ventures during the year ended 1997, as compared to 1996, is partially due to the Partnership investing in a Property in Smithfield, North Carolina, in December 1997, with affiliates of the General Partners as tenants-in-common, as described above in "Capital Resources."


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


      Operating expenses, including depreciation and amortization expense, were $478,614, $516,056 and $555,134 for the years ended December 31, 1997, 1996 and
1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, was primarily a result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, the decrease in operating expenses during 1997, as compared to 1996, was due to the fact that in July 1996, the Partnership sold the Property in Colorado Springs, Colorado, as discussed above in "Capital Resources," and in connection therewith, paid approximately $9,000 in 1996 real estate taxes which were due upon the sale of the Property. Because of the sale, no real estate taxes were recorded in 1997. The decrease in operating expenses during 1996, as compared to 1995, was primarily attributable to the fact that the Partnership accrued approximately $46,500 for current and past due real estate taxes relating to the Properties in Colorado Springs and Pueblo, Colorado, during 1995. As described above, the amounts accrued during 1995 were reversed and recorded as other income during 1996. No real estate taxes were recorded during 1996 relating to the Property in Pueblo, Colorado, due to the fact that the new tenant is responsible for the real estate taxes under the terms of the assigned lease.


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



      As a result of the sale of the Property in Columbus, Indiana, during 1997, as described above in "Capital Resources," the Partnership recognized a loss of $19,739 for financial reporting purposes, for the year ended December 31, 1997. As a result of the sale of the Property in Dunnellon, Florida, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $183,701 for the year ended December 31, 1997.

      As a result of the sale of the Property in Colorado Springs, Colorado, during 1996, as described above in "Capital Resources," the Partnership recognized a gain of $194,839 for financial reporting purposes for the year ended December 31, 1996. As a result of the sale of the Property in Hartland, Michigan, as described above in "Capital Resources," the Partnership recognized a loss for financial reporting purposes of $235,465 for the year ended December 31, 1996.

      In connection with the sale of its Property in Florence, South Carolina, during 1995, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $926, $836 and $1,421 for the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $126,303 at December 31, 1997 is being recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $97,300 from the sale of this Property was also deferred during 1995 and is being recognized as payments under the mortgage note are collected.

      In addition, as a result of the sale of the Property in Jacksonville, Florida, during 1995, as described above in " Capital Resources," the Partnership recognized a loss for financial reporting purposes of $6,556 for the year ended December 31, 1995. In addition, as a result of the demolition of the Property in Daytona Beach, Florida, the Partnership recognized a loss on demolition of building for financial reporting purposes of $174,466 for the year ended December 31, 1995. The Partnership has continued receiving rental payments on this Property in accordance with the terms of the lease agreement.


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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


                                      CNL INCOME FUND VII, LTD.

                                      By:      CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ----------------------------
                                               ROBERT A. BOURNE, President


                                      By:      ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ---------------------------
                                               ROBERT A. BOURNE

                                      By:      JAMES M. SENEFF, JR.
                                               General Partner

                                               /s/ James M. Seneff, Jr.
                                               --------------------------
                                               JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                 Title                             Date
/s/ Robert A. Bourne               President, Treasure and Director        July 29, 1999
-------------------------          (Principal Financial and
Robert A. Bourne                   Accounting Officer)

/s/ James M. Seneff, Jr.           Chief Executive Officer and Director    July 29, 1999
---------------------------        (Principal Executive Officer)
James M. Seneff, Jr.


