Form 10-Q
period 1999-06-30
CNL INCOME FUND VII LTD
filed 1999-08-12
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                  June 30, 1999
                               ------------------------------------------------

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to _____________________


                             Commission file number
                                     0-19140
                      -------------------------------------


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2963871
---------------------------------                -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


400 East South Street
Orlando, Florida                                             32801
--------------------------------------------    --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 650-1000
                                                --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                                    CONTENTS
                                    --------




                                                                         Page
                                                                         ----

Part I.

   Item 1.     Financial Statements:

                    Condensed Balance Sheets                               1

                    Condensed Statements of Income                         2

                    Condensed Statements of Partners' Capital              3

                    Condensed Statements of Cash Flows                     4

                    Notes to Condensed Financial Statements                5-8

   Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9-14

   Item 3.     Quantitative and Qualitative Disclosures About
                    Market Risk                                            14

Part II.

   Other Information                                                       15-17

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                       June 30,         December 31,
                                                                         1999               1998
                                                                   ----------------   ---------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,459,373 and
       $2,473,926, respectively                                       $ 14,127,414       $ 15,078,507
   Net investment in direct financing leases                             3,320,665          3,365,392
   Investment in joint ventures                                          3,413,821          3,327,934
   Mortgage notes receivable, less deferred gain of
       $124,725 and $125,278, respectively                               1,235,728          1,241,056
   Cash and cash equivalents                                               906,629            856,825
   Restricted cash                                                       1,063,383                 --
   Receivables, less allowance for doubtful accounts
       of $16,679 and $28,853, respectively                                  2,499             78,478
   Prepaid expenses                                                         13,021              4,116
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 1999 and 1998                               1,175,747          1,205,528
   Other assets                                                             60,422             60,422
                                                                 ------------------  -----------------

                                                                      $ 25,319,329       $ 25,218,258
                                                                 ==================  =================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                     $   89,920         $    2,885
   Escrowed real estate taxes payable                                        4,249              5,834
   Distributions payable                                                   675,000            675,000
   Due to related parties                                                   25,464             25,111
   Rents paid in advance and deposits                                       43,712             49,027
                                                                 ------------------  -----------------
       Total liabilities                                                   838,345            757,857

   Commitments and Contingencies (Note 5)

   Minority interest                                                       146,060            146,605

   Partners' capital                                                    24,334,924         24,313,796
                                                                 ------------------  -----------------

                                                                      $ 25,319,329       $ 25,218,258
                                                                 ==================  =================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                               Quarter Ended                   Six Months Ended
                                                                  June 30,                         June 30,
                                                            1999           1998              1999            1998
                                                         ------------   ------------     -------------    ------------
Revenues:
    Rental income from operating leases                    $ 490,454      $ 498,467         $ 983,178       $ 991,191
    Earned income from direct financing leases               101,201        103,779           203,077         208,154
    Contingent rental income                                   2,169          2,958             3,679          12,378
    Interest and other income                                 44,581         41,148            84,139          85,138
                                                         ------------   ------------     -------------    ------------
                                                             638,405        646,352         1,274,073       1,296,861
                                                         ------------   ------------     -------------    ------------

Expenses:
    General operating and administrative                      28,491         34,550            63,827          67,662
    Professional services                                      7,366          7,313            11,785          12,594
    State and other taxes                                         --             40            13,055           2,728
    Depreciation and amortization                             74,630         76,089           150,719         152,178
    Transaction costs                                         78,624             --           111,897              --
                                                         ------------   ------------     -------------    ------------
                                                             189,111        117,992           351,283         235,162
                                                         ------------   ------------     -------------    ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, and
    Gain on Sale of Land and Buildings                       449,294        528,360           922,790       1,061,699

Minority Interest in Income of Consolidated
    Joint Venture                                             (4,631 )       (4,596 )          (9,280 )        (9,256 )

Equity in Earnings of Unconsolidated Joint Ventures          195,079         73,260           268,374         151,193

Gain on Sale of Land and Buildings                           188,971            252           189,244             499
                                                         ------------   ------------     -------------    ------------

Net Income                                                 $ 828,713      $ 597,276        $1,371,128      $1,204,135
                                                         ============   ============     =============    ============

Allocation of Net Income:
    General partners                                        $  8,053       $  5,972         $  13,477       $  12,041
    Limited partners                                         820,660        591,304         1,357,651       1,192,094
                                                         ------------   ------------     -------------    ------------

                                                           $ 828,713      $ 597,276        $1,371,128      $1,204,135
                                                         ============   ============     =============    ============

Net Income Per Limited Partner Unit                         $  0.027       $  0.020         $   0.045       $   0.040
                                                         ============   ============     =============    ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     30,000,000     30,000,000        30,000,000      30,000,000
                                                         ============   ============     =============    ============





           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                          Six Months Ended               Year Ended
                                                              June 30,                  December 31,
                                                                1999                        1998
                                                          -----------------           ------------------

General partners:
    Beginning balance                                           $  205,744                   $  181,085
    Net income                                                      13,477                       24,659
                                                          -----------------           ------------------
                                                                   219,221                      205,744
                                                          -----------------           ------------------

Limited partners:
    Beginning balance                                           24,108,052                   24,366,693
    Net income                                                   1,357,651                    2,441,359
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                      (1,350,000 )                 (2,700,000 )
                                                          -----------------           ------------------
                                                                24,115,703                   24,108,052
                                                          -----------------           ------------------

Total partners' capital                                        $24,334,924                  $24,313,796
                                                          =================           ==================





           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                               June 30,
                                                                        1999               1998
                                                                   ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                          $1,405,372         $1,401,833
                                                                   ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                          1,059,954                 --
       Increase in restricted cash                                     (1,061,529 )               --
       Collections on mortgage notes receivable                             5,832              5,267
       Other                                                                   --             13,255
                                                                   ---------------    ---------------
          Net cash provided by investing activities                         4,257             18,522
                                                                   ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                               (1,350,000 )       (1,350,000 )
       Distributions to holder of minority interest                        (9,825 )           (9,663 )
                                                                   ---------------    ---------------
          Net cash used in financing activities                        (1,359,825 )       (1,359,663 )
                                                                   ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                  49,804             60,692

Cash and Cash Equivalents at Beginning of Period                          856,825            761,317
                                                                   ---------------    ---------------

Cash and Cash Equivalents at End of Period                              $ 906,629          $ 822,009
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         In June 1999, the Partnership sold its property in Maryville, Tennessee to the tenant in accordance with the purchase option under the lease agreement to purchase the property, for $1,068,802, and received net sales proceeds of $1,059,954, resulting in a gain of $188,691 for financial reporting purposes. This property was originally acquired by the Partnership in 1990 at a cost of approximately $890,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $169,300 in excess of its original purchase price.

3.       Investment in Joint Ventures:

         In June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $219,900 in excess of its original purchase price.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                      June 30,      December 31,
                                                        1999            1998
                                                   --------------  -------------
               Land and buildings on operating
                   leases, less accumulated
                   depreciation                      $ 9,892,904    $ 10,612,379
               Cash                                        4,133           3,763
               Restricted cash                           887,114              --
               Receivables                                    32          21,249
               Accrued rental income                     129,946         178,775
               Other assets                                1,129           1,116
               Liabilities                                 9,019           8,916
               Partners' capital                      10,906,239      10,808,366
               Revenues                                  630,777       1,324,602
               Gain on sale of land and building         239,336              --
               Net income                                719,130       1,028,391

         The Partnership recognized income totaling $268,374 and $151,193 during the six months ended June 30, 1999 and 1998, respectively, from these joint ventures, $195,079 and $73,260 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

4.       Restricted Cash:

         As of June 30, 1999, the net sales proceeds of $1,059,954 from the sale of the property in Maryville, Tennessee, plus accrued interest of $3,429, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,601,186 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $31,543,529 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Commitments and Contingencies - Continued:

         During the six months ended June 30, 1999, the Partnership received notice from a tenant deciding to exercise the purchase option under its lease agreement relating to the Burger King property in Jefferson City, Tennessee. The general partners believe that the anticipated sales price for this property exceeds the Partnership's net carrying value attributable to the property. As of August 6, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 38 Properties, which included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,405,372 and $1,401,833 for the six months ended June 30, 1999 and 1998, respectively. The increase in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In June 1999, the Partnership sold its Property in Maryville, Tennessee to the tenant in accordance with the purchase option under the lease agreement to purchase the Property, for $1,068,802 and received net sales proceeds of $1,059,954, resulting in a gain of $188,691 for financial reporting purposes. This Property was originally acquired by the Partnership in 1990 and had a cost of approximately $890,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $169,300 in excess of its original purchase price. As of June 30, 1999, the net sales proceeds of $1,059,954, plus accrued interest of $3,429, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Maryville, Tennessee and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The Property was originally contributed to Halls Joint Venture in 1990 and had a total cost to the joint venture of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Halls Joint Venture and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $906,629 invested in such short-term investments, as compared to $856,825 at December 31, 1998. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 1999 and 1998 ($675,000 for each of the quarters ended June 30, 1999 and 1998). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $838,345 at June 30, 1999, from $757,857 at December 31, 1998. The increase in liabilities at June 30, 1999 is primarily a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During the six months ended June 30, 1999, the Partnership received notice from a tenant deciding to exercise the purchase option under the lease agreement relating to the Burger King Property in Jefferson City, Tennessee. The general partners believe that the anticipated sales price for this Property exceeds the Partnership's net carrying value attributable to the Property. As of August 6, 1999, the sale had not occurred.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the six months ended June 30, 1999 and 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains (which included one Property which was sold in 1999). The Partnership and its consolidated joint venture, earned $1,186,255 and $1,199,345 during the six months ended June 30, 1999 and 1998, respectively, in rental income from operating leases and earned income from direct financing leases, $591,655 and $602,246 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income decreased approximately $8,100 during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, primarily as a result of the sale of the Property in Maryville, Tennessee, as described above in "Capital Resources."

         During the six months ended June 30, 1999 and 1998, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements (which included one Property in Halls Joint Venture which was sold in 1999) and owned two Properties, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $268,374 and $151,193, respectively, $195,079 and $73,260 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures is attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, recognized a gain of approximately $239,300, approximately $122,000 of which was allocated to the Partnership, for financial reporting purposes as a result of the sale of its Property in June
1999, as described above in "Capital Resources." Because the joint venture intends to reinvest the sales proceeds in an additional Property in 1999, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on operations.

         Operating expenses, including depreciation expense, were $351,283 and $235,162 for the six months ended June 30, 1999 and 1998, respectively, of which $189,111 and $117,992 were incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, was primarily due to the fact that during the quarter and six months ended June 30, 1999, the Partnership incurred $78,624 and $111,897, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of the Property in Florence, South Carolina in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $553 and $499 for the six months ended June 30, 1999 and 1998, respectively, $280 and $252 of which was recognized during the quarters ended June 30, 1999 and 1998, respectively. In addition, as a result of the sale of the Property in Maryville, Tennessee, as described above in "Capital Resources," the Partnership recognized a gain of $188,691 for financial reporting purposes during the quarter and six months ended June 30, 1999. No Properties were sold during the quarter and six months ended June 30, 1998.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,601,186 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $31,543,529 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1998 through June 30, 1999. Information regarding the Partnership's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
             A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

             On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.      Changes in Securities.  Inapplicable.

Item 3.      Default upon Senior Securities. Inapplicable.

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.      Other Information.  Inapplicable.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)   Exhibits

                    2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                    27     Financial Data Schedule (Filed herewith.)

             (b)    Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999


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