Form 10-K405/A
period 1998-12-31
CNL INCOME FUND VII LTD
filed 1999-11-10
CIK 856203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended  December 31,1998
                                               -------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________


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

           Securities registered pursuant to Section 12(b)of the Act:

         Title of each class:        Name of exchange on which registered:
               None                           Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

               Units of limited partnership interest ($1 per Unit)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X      No
                                        -----       -----

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

     The Form 10-K of CNL Income Fund VII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures about Market Risk (incorporated by reference into Item 7.) and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota, and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina, and Jacksonville, Florida, and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan, and Colorado Springs, Colorado, and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan, to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida, and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina, and a Property in Miami, Florida, each as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1998, the Partnership owned 40 Properties. The 40 Properties included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as
tenants-in-common.   The Properties are leased on a triple-net basis with the
lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

     During 1998, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1998, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into four separate joint venture arrangements: Halls Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to purchase and hold one Property; CNL Restaurant Investments II with CNL Income Fund VIII, Ltd. and CNL In-come Fund IX, Ltd., affiliates of the General Partners, to purchase and hold six properties; Des Moines Real Estate Joint Venture with CNL Income Fund XI, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one property; and CNL Mansfield Joint Venture with CNL Income Fund XVII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has an 83 percent interest in San Antonio #849 Joint Venture, a 51.1 percent interest in Halls Joint Venture, an 18 percent interest in CNL Restaurant Investments II, a 4.79% interest in Des Moines Real Estate Joint Venture, and a 79% interest in CNL Mansfield Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     In addition to the above joint venture agreements, in July 1994, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreement provided for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage. The Partnership owned a 48.33% interest in this Property. In October 1997, the Partnership and the affiliate, as tenants-in-common, sold the Jack in the Box Property in Yuma, Arizona. In December 1997, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common with CNL Income Fund III, Ltd., CNL Income Fund X, Ltd. and CNL Income Fund XIII, Ltd., affiliates of the General Partners, and in conjunction therewith, reinvested its portion of the net sales proceeds received from the sale of the Property in Yuma, Arizona, along with additional funds from the sale of the Property in Columbus, Indiana. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 35.64% interest in the Property in Miami, Florida.

     In addition, in December 1997, the Partnership entered into an agreement to hold a Golden Corral Property in Smithfield, North Carolina, as tenants-in-common with CNL Income Fund II, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 53 percent interest in this Property.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 40 Properties. Of the 40 Properties, 28 are owned by the Partnership in fee simple, ten are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 10,800 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

State                                                    Number of Properties
-----                                                    --------------------
Arizona                                                            1
Colorado                                                           1
Florida                                                           10
Georgia                                                            2
Indiana                                                            1
Louisiana                                                          1
Michigan                                                           2
Minnesota                                                          1
North Carolina                                                     1
Ohio                                                               7
Tennessee                                                          4
Texas                                                              8
Washington                                                         1
                                                             --------
TOTAL PROPERTIES:                                                 40
                                                             ========

     Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. In addition, the building located on the Partnership's Property in Daytona Beach, Florida, was demolished in accordance with a condemnation agreement during 1995. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenants-in-common arrangements), for federal income tax purposes was $21,303,689 and $12,109,904, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

Properties                                               Number of Properties
----------                                               --------------------
Boston Market                                                      1
Burger King                                                       10
Checkers                                                           1
Chevy's Fresh Mex                                                  1
Church's                                                           2
Golden Corral                                                      5
Hardee's                                                           6
Jack in the Box                                                    3
KFC                                                                2
Popeye's                                                           5
Rally's                                                            1
Shoney's                                                           2
Taco Bell                                                          1
                                                             --------
TOTAL PROPERTIES:                                                 40
                                                             ========

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

     At December 31, 1998, 1997, 1996, 1995, and 1994 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                            For the Year Ended December 31:
                             1998          1997          1996          1995          1994
                      ----------------------------------------------------------------------
Rental Income (1)         $2,879,831    $2,751,418    $2,850,721    $2,699,624    $2,939,995
Properties                        40            40            40            41            43
Average per Unit          $   71,996    $   68,785    $   71,268    $   65,844    $   68,372

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                        Percentage of
                           Number      Annual Rental     Gross Annual
   Expiration Year        of Leases      Revenues       Rental Income
---------------------------------------------------------------------

         1999                    --               --               --
         2000                    --               --               --
         2001                    --               --               --
         2002                    --               --               --
         2003                     2          137,991             5.08%
         2004                     2          179,231             6.60%
         2005                     9          571,939            21.06%
         2006                     1           62,086             2.29%
         2007                    --               --               --
         2008                     1           92,440             3.40%
      Thereafter                 25        1,672,147            61.57%
                               ----      -----------         --------
        Totals                   40        2,715,834           100.00%
                               ====      ===========         ========

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

     In October 1997, the Partnership sold its Property in Dunnellon, Florida, for $800,000 and received net sales proceeds (net of $5,055 which represents amounts due to the former tenant for prepaid rent) of $752,745, resulting in a gain of $183,701 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1990 and had a cost of approximately $546,300, excluding acquisition fees and miscellaneous acqui-sition expenses; therefore, the Partnership sold the Property for approximately $211,500 in excess of its original purchase price. In December 1997, the Partnership reinvested these net sales proceeds in a Property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the General Partner. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Dunnellon, Florida and the reinvestment of the net sales proceeds in the Property in Smithfield, North Carolina, will qualify as a like- kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or make distributions to the partners. At December 31, 1998, the Partnership had $856,825 invested in such short-term investments, as compared to $761,317 at December 31, 1997. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, will be used for the payment of distributions and other liabilities.

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

     For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $311,081, $267,251, $157,254, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by joint ventures during the year ended 1998, as compared to 1997, is partially due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same General Partners. In addition, the increase in net income earned by joint ventures during the year ended 1998, as compared to 1997, is partially due to the Partnership investing in a Property in Smithfield, North Carolina, in December 1997, with affiliates of the General Partners as tenants-in-common, as described above in "Capital Resources." In addition, the increase in net income earned by joint ventures during 1998 was partially offset by, and the increase in net income earned by joint ventures during 1997, as compared to 1996, is partially attributable to, the fact that in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest. The tenancy-in-common recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Capital Resources."

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

     The decrease in operating expenses during 1997, as compared to 1996, was primarily a result of a decrease in accounting and administrative expenses
associated with operating the Partnership and its Properties.   In addition, the
decrease in operating expenses during 1997, as compared to 1996, was due to the fact that in July 1996, the Part-nership sold the Property in Colorado Springs, Colorado, as discussed above in "Capital Resources," and in connection therewith, paid approximately $9,000 in 1996 real estate taxes which were due upon the sale of the Property. Because of the sale, no real estate taxes were recorded in 1997.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,202,371 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $31,543,529 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradeable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Interest Rate Risk

     The Partnership has provided fixed rate mortgages to borrowers. The principal amounts outstanding under the mortgage notes totaled $1,795,920 at December 31, 1998. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1998 approximated the outstanding principal amounts.

     The Partnership is exposed to equity loss in the event of changes in interest rates. The fair value of the mortgage notes decline if interest rates rise.
     The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                    Mortgage notes
                                                      Fixed Rates
                                                ---------------------

         1999                                              $   11,968
         2000                                               1,114,132
         2001                                                   2,195
         2002                                                   2,425
         2003                                                   2,679
         Thereafter                                           224,478
                                                ---------------------

                                                           $1,357,877
                                                =====================

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------




                                                     Page
                                                     ----

Report of Independent Accountants                      17

Financial Statements:

  Balance Sheets                                       18

  Statements of Income                                 19

  Statements of Partners' Capital                      20

  Statements of Cash Flows                             21

  Notes to Financial Statements                        23

Additional Financial Information regarding
  Golden Corral                                        38

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


/s/  PricewaterhouseCoopers LLP


Orlando, Florida
January 25, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                  December 31,
                                                            1998             1997
                                                         -----------     ------------
                       ASSETS
                       ------
Land and buildings on operating leases, less
   accumulated depreciation                              $15,078,507      $15,382,863
Net investment indirect financing leases                   3,365,392        3,447,152
Investment in joint ventures                               3,327,934        3,393,932
Mortgage notes receivable, less deferred gain              1,241,056        1,250,597
Cash and cash equivalents                                    856,825          761,317
Receivables, less allowance for doubtful
   accounts of $28,853 and $32,959                            78,478           64,092
Prepaid expenses                                               4,116            4,755
Accrued rental income, less allowance for
   doubtful accounts of $9,845 in 1998
   and 1997                                                1,205,528        1,114,632
Other assets                                                  60,422           60,422
                                                         -----------      -----------

                                                         $25,218,258      $25,479,762
                                                         ===========      ===========


       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

Accounts payable                                         $     2,885      $     6,131
Escrowed real estate taxes payable                             5,834            7,785
Distributions payable                                        675,000          675,000
Due to related parties                                        25,111           34,883
Rents paid in advance and deposits                            49,027           60,671
                                                         -----------      -----------
   Total liabilities                                         757,857          784,470

Minority interest                                            146,605          147,514

Partners' capital                                         24,313,796       24,547,778
                                                         -----------      -----------

                                                         $25,218,258      $25,479,762
                                                         ===========      ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                Year Ended December 31,
                                                        1998             1997              1996
                                                    -----------       -----------       -----------

Revenues:
 Rental income from operating leases                $ 1,976,709       $ 1,960,724       $ 1,954,033
 Earned income from direct financing leases             413,848           475,498           505,061
 Contingent rental income                                93,906            51,345            44,973
 Interest and other income                              171,263           183,579           240,079
                                                    -----------       -----------       -----------
                                                      2,655,726         2,671,146         2,744,146
                                                    -----------       -----------       -----------
Expenses:
 General operating and administrative                   133,915           143,173           159,001
 Professional services                                   23,443            23,546            27,640
 Real estate taxes                                           --             2,979             9,010
 State and other taxes                                    2,729             4,560             2,448
 Depreciation                                           304,356           304,356           317,957
 Transaction costs                                       18,781                --                --
                                                    -----------       -----------       -----------
                                                        483,224           478,614           516,056
                                                    -----------       -----------       -----------

Income Before Minority Interest in Income  of
 Consolidated Joint Venture, Equity in
 Earnings of Unconsolidated Joint Ventures,
 and Gain (Loss) on Sale of Land
 and Buildings                                        2,172,502         2,192,532         2,228,090

Minority Interest in Income of Consolidated
 Joint Venture                                          (18,590)          (18,663)          (18,691)


Equity in Earnings of Unconsolidated Joint
 Ventures                                               311,081           267,251           157,254

Gain (Loss) on Sale of Land and Buildings                 1,025           164,888           (39,790)
                                                    -----------       -----------       -----------

Net Income                                          $ 2,466,018       $ 2,606,008       $ 2,326,863
                                                    ===========       ===========       ===========

Allocation of Net Income:
 General partners                                   $    24,659       $    24,300       $    23,586
 Limited partners                                     2,441,359         2,581,708         2,303,277
                                                    -----------       -----------       -----------

                                                    $ 2,466,018       $ 2,606,008       $ 2,326,863
                                                    ===========       ===========       ===========

Net Income Per Limited Partner Unit                      $0.081            $0.086            $0.077
                                                    ===========       ===========       ===========

Weighted Average Number of
 Limited Partner Units Outstanding                   30,000,000        30,000,000        30,000,000
                                                    ===========       ===========       ===========

                 See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                       ---------------------------------



                  Years Ended December 31, 1998, 1997 and 1996

                                   General Partners                             Limited Partners
                             ---------------------------  -----------------------------------------------------------
                                             Accumulated                                  Accumulated    Syndication
                             Contributions    Earnings    Contributions  Distributions      Earnings       Costs           Total
                             -------------  ------------  -------------  -------------   ------------  --------------   -----------

Balance, December 31, 1995    $      1,000  $    132,199  $  30,000,000   $(14,777,623)  $ 13,099,331  $ (3,440,000)    $25,014,907

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                --            --             --     (2,700,000)            --
 Net income                             --        23,586             --             --      2,303,277            --       2,326,863
                              ------------  ------------  -------------   ------------   ------------  ------------     -----------

Balance, December 31, 1996           1,000       155,785     30,000,000    (17,477,623)    15,402,608    (3,440,000)     24,641,770

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                --            --             --     (2,700,000)            --            --      (2,700,000)
 Net income                             --        24,300             --             --      2,581,708            --       2,606,008
                              ------------  ------------  -------------   ------------   ------------  ------------     -----------

Balance, December 31, 1997           1,000       180,085     30,000,000    (20,177,623)    17,984,316    (3,440,000)     24,547,778

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                --            --             --     (2,700,000)            --            --      (2,700,000)
 Net income                             --        24,659             --             --      2,441,359            --       2,466,018
                              ------------  ------------  -------------   ------------   ------------  ------------     -----------

Balance, December 31, 1998    $      1,000  $    204,744  $  30,000,000   $(22,877,623)  $ 20,425,675  $ (3,440,000)    $24,313,796
                              ============  ============  =============   ============   ============  ============     ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                           Year Ended December 31,
                                                                  1998              1997               1996
                                                             ------------       ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents:

 Cash Flows from Operating Activities:
   Cash received from tenants                                $ 2,435,937       $ 2,500,189       $ 2,549,406
   Distributions from unconsolidated joint ventures              376,557           300,696           191,174
   Cash paid for expenses                                       (187,925)         (140,819)         (248,523)
   Interest received                                             166,406           180,393           178,812
                                                             ------------      ------------      ------------
     Net cash provided by operating activities                 2,790,975         2,840,459         2,670,869
                                                             ------------      ------------      ------------

 Cash Flows from Investing Activities:
   Additions to land and buildings on operating leases                --                --        (1,041,555)
   Proceeds from sale of land and buildings                           --           976,334         1,661,943
   Investment in joint ventures                                       --        (1,650,905)               --
   Collections on mortgage notes receivable                       10,811             9,766             8,821
   Other                                                          13,221                --                --
                                                             ------------      ------------      ------------
     Net cash provided by (used in) investing
       activities                                                 24,032          (664,805)          629,209
                                                             ------------      ------------      ------------

 Cash Flows from Financing Activities:
   Distributions to limited partners                          (2,700,000)       (2,700,000)       (2,700,000)
   Distributions to holder of minority interest                  (19,499)          (19,766)          (19,723)
                                                             ------------      ------------      ------------
     Net cash used in financing activities                    (2,719,499)       (2,719,766)       (2,719,723)
                                                             ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents              95,508          (544,112)          580,355

Cash and Cash Equivalents at Beginning of Year                   761,317         1,305,429           725,074
                                                             ------------      ------------      ------------

Cash and Cash Equivalents at End of Year                     $   856,825       $   761,317       $ 1,305,429
                                                             ============      ============      ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                    Year Ended December 31,
                                                           1998              1997             1996
                                                        -----------       -----------      -----------

Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                            $ 2,466,018       $ 2,606,008       $ 2,326,863
                                                         -----------       -----------       -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                          304,356           304,356           317,957
       Minority interest in income of consolidated
         joint venture                                        18,590            18,663            18,691
       Loss (gain) on sale of land and buildings              (1,025)         (164,888)           39,790
       Equity in earnings of unconsolidated joint
         ventures, net of distributions                       65,476            33,445            33,920
       Decrease (increase) in receivables                    (27,330)           17,173           (14,827)
       Decrease (increase) in prepaid expenses                   639              (101)              379
       Decrease in net investment in direct
         financing leases                                     81,760            76,941            70,329
       Increase in accrued rental income                     (90,896)         (102,142)         (104,639)
       Increase (decrease) in accounts
         payable and accrued expenses                         (5,197)            3,222           (40,072)
       Increase (decrease) in due to related parties          (9,772)           25,816            (4,244)
       Increase (decrease) in rents paid in advance
         and deposits                                        (11,644)           21,966            26,722
                                                         -----------       -----------       -----------
          Total adjustments                                  324,957           234,451           344,006
                                                         -----------       -----------       -----------

Net Cash Provided by Operating Activities                $ 2,790,975       $ 2,840,459       $ 2,670,869
                                                         ===========       ===========       ===========

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund VII, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 83.3%
     ----------------------------
     interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

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

                           CNL INCOME FUND VII, LTD.

                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                               1998              1997
                                           -------------     -------------

Land                                         $ 8,430,465       $ 8,430,465
Buildings                                      9,121,968         9,121,968
                                           -------------     -------------
                                              17,552,433        17,552,433

Less accumulated depreciation                 (2,473,926)       (2,169,570)
                                           -------------     -------------

                                             $15,078,507       $15,382,863
                                           =============     =============

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

           1999                                          $ 1,891,776
           2000                                            1,925,741
           2001                                            2,022,708
           2002                                            2,034,710
           2003                                            1,940,473
           Thereafter                                     10,605,505
                                                     ---------------

                                                         $20,420,913
                                                     ===============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                     1998              1997
                                                                -------------     -------------
               Minimum lease payments receivable                  $ 5,915,553       $ 6,411,161
               Estimated residual values                            1,008,935         1,008,935
               Less unearned income                                (3,559,096)       (3,972,944)
                                                                -------------     -------------

               Net investment in direct financing leases          $ 3,365,392       $ 3,447,152
                                                                =============     =============

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

            1999                                         $  495,609
            2000                                            495,609
            2001                                            496,766
            2002                                            496,766
            2003                                            496,766
            Thereafter                                    3,434,037
                                                     --------------

                                                         $5,915,553
                                                     ==============

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

5.   Investment in Joint Ventures:
     ----------------------------

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


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

     CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Halls Joint Venture, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the two properties held as tenants-in-common with affiliates at December 31:

                                                              1998               1997
                                                         --------------     --------------
          Land and buildings on operating
            leases, less accumulated
            depreciation                                    $10,612,379        $10,892,405
          Cash                                                    3,763                750
          Receivables                                            21,249             18,819
          Accrued rental income                                 178,775            147,685
          Other assets                                            1,116              1,079
          Liabilities                                             8,916              8,625
          Partners' capital                                  10,808,366         11,052,113
          Revenues                                            1,324,602          1,012,624
          Gain on sale of land and building                          --            128,371
          Net income                                          1,028,391            905,117

     The Partnership recognized income totalling $311,081, $267,251, and $157,254 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures and the two properties held as tenants-in-common with affiliates.

6.   Mortgage Notes Receivable:
     -------------------------

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Mortgage Notes Receivable - Continued:
     -------------------------------------

     The mortgage notes receivable consisted of the following at December 31:

                                                       1998           1997
                                                   ------------   ------------

          Principal balance                          $1,357,877     $1,368,688
          Accrued interest receivable                     8,457          8,212
          Less deferred gain on sale of land
           and building                                (125,278)      (126,303)
                                                   ------------   ------------

                                                     $1,241,056     $1,250,597
                                                   ============   ============

     The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1998 and 1997, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.   Allocations and Distributions:
     -----------------------------

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


7.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                 1998              1997             1996
                                                            --------------    --------------   --------------
Net income for financial reporting purposes                     $2,466,018        $2,606,008       $2,326,863

Depreciation for tax reporting purposes in excess
 of depreciation for financial reporting
 purposes                                                          (16,795)          (25,552)         (24,753)

Gain on sale of land and buildings for financial
 reporting purposes in excess of gain for tax
 reporting purposes                                                   (246)         (178,348)        (163,152)

Direct financing leases recorded as operating
 leases for tax reporting purposes                                  81,760            76,941           70,329

Equity in earnings of unconsolidated joint
 ventures for tax reporting purposes in excess
 of (less than) equity in earnings of
 unconsolidated joint ventures for financial
  reporting purposes                                                11,026           (55,911)           1,420

Accrued rental income                                              (90,896)         (102,142)        (104,639)

Rents paid in advance                                              (12,644)           21,966           26,722

Minority interest in timing differences of
 unconsolidated joint venture                                          982               981              981

Allowance for uncollectible accounts                                (4,106)               --               --

Capitalization of transaction costs for tax
 reporting purposes                                                 18,781                --               --

Other                                                                   --           (10,275)              --
                                                            --------------    --------------   --------------

Net income for federal income tax purposes                      $2,453,880        $2,333,668       $2,133,771
                                                            ==============    ==============   ==============

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions:
     --------------------------

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                                                                        1998             1997
                                                                                    ------------     ------------
       Due to Affiliates:
        Expenditures incurred on behalf of the
          Partnership                                                                   $10,111          $20,321
        Accounting and administrative services                                            7,800            7,362
        Deferred, subordinated real estate disposition fee                                7,200            7,200
                                                                                    ------------     ------------

                                                                                        $25,111          $34,883
                                                                                    ============     ============

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the two properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                                      1998            1997            1996
                                                                  ------------    ------------    ------------
          Golden Corral Corporation                                  $732,650        $625,724        $608,852
          Restaurant Management
           Services, Inc.                                             448,691         444,069         446,867
          Waving Leaves, Inc.                                         300,546             N/A              --
          Flagstar Enterprises, Inc.                                      N/A         307,738         464,042

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

                                                               1998            1997            1996
                                                           ------------    ------------    ------------
        Golden Corral Family
         Steakhouse Restaurants                               $732,650        $625,724        $608,852
        Burger King                                            469,984         466,626         478,901
        Hardees                                                451,348         447,074         524,625

                           CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk - Continued:
     -----------------------------------------

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

11.  Subsequent Event:
     -----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,202,371 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $31,543,529 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

            Additional Financial Information regarding Golden Corral

     The attached combined statements of revenues and direct operating expenses and combined statements of cash flows (the "Golden Corral Restaurant Property Financial Statements") were prepared from financial information derived from the audited financials of Golden Corral Corporation, the lessee of four restaurant properties of the Partnership ("Golden Corral"). The Golden Corral Restaurant Property Financial Statements depict the operating results and cash flows of the individual properties owned by the Partnership and not the operations of Golden Corral. Golden Corral is able to consolidate the cash generated from the Partnership's restaurant properties with the cash generated from other properties not owned by the Partnership. As a result, cash generated from the Partnership's restaurant properties may be used by Golden Corral to pay its obligations with respect to other properties in its portfolio and for normal working capital purposes. THEREFORE, THE CASH GENERATED FROM THE GOLDEN CORRAL RESTAURANT PROPERTIES OWNED BY THE PARTNERSHIP IS NOT NECESSARILY INDICATIVE OF GOLDEN CORRAL'S ABILITY TO PAY ITS LEASE OBLIGATIONS WITH RESPECT TO SUCH PROPERTIES.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Golden Corral Corporation and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying combined statements of revenues and direct operating expenses and cash flows of the four Golden Corral restaurants included in CNL Income Fund VII, Ltd. ("Four Golden Corral Restaurants") for the years ended December 30, 1998 and December 31, 1997. These statements are the responsibility of Golden Corral Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the accompanying financial statements were prepared solely to comply with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-K/A of CNL Income Fund VII, Ltd. and are not intended to be a complete presentation of the results of operations and cash flows of the Four Golden Corral Restaurants.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined revenues and direct operating expenses and cash flows of the Four Golden Corral Restaurants for the years ended December 30, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.


Raleigh, North Carolina                                   KPMG LLP
November 5, 1999

FOUR GOLDEN CORRAL RESTAURANTS

Combined Statements of Revenues and Direct Operating Expenses
For The Years Ended December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

                                                      1998            1997
                                                 --------------  --------------

Revenues
 Net restaurant sales                            $   10,084,080  $    9,540,937
                                                 --------------  --------------

Direct Operating Expenses
 Cost of sales                                        3,950,722       3,666,995
 Labor and labor expense                              2,374,992       2,280,964
 Manager controllables                                1,251,920       1,202,743
 Non-controllables                                    2,372,953       2,223,617
 Bonus expense                                          230,161         211,924
                                                 --------------  --------------
                                                     10,180,748       9,586,243
                                                 --------------  --------------

Net Loss                                         $      (96,668) $      (45,306)
                                                 ==============  ==============


See accompanying notes to financial statements.

------------------------------------------------------------------------------

FOUR GOLDEN CORRAL RESTAURANTS

Combined Statements of Cash Flows
For The Years Ended December 30, 1998 and December 31, 1997
--------------------------------------------------------------------------------

                                                      1998             1997
                                                   -----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $   (96,668)     $  (45,306)
(Decrease) Increase In Cash Due To Changes In
   Receivables                                            (118)         (8,864)
   Inventories                                          23,229         (35,725)
   Other current assets                                (21,128)          2,413
   Accounts payable                                      4,547          84,497
   Accrued liabilities                                  53,305          12,742
                                                   -----------      ----------
                                                       (36,833)          9,757
                                                   -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) increase in amounts due to Golden
    Corral Corporation
                                                       (28,787)         65,906
                                                   -----------      ----------
                                                       (28,787)         65,906
                                                   -----------      ----------
NET (DECREASE) INCREASE IN CASH                        (65,620)         75,663
CASH, BEGINNING                                        182,749         107,086
                                                   -----------      ----------

CASH, ENDING                                       $   117,129      $  182,749
                                                   ===========      ==========



See accompanying notes to financial statements.

------------------------------------------------------------------------------

FOUR GOLDEN CORRAL RESTAURANTS

Notes to Combined Statements of Revenues and Direct Operating Expenses and Cash Flows
December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The Four Golden Corral Restaurants are parties to leasing arrangements for land and building leases with CNL Income Fund VII, Ltd. The Restaurants are located in El Paso, Midland, Harlingen and Odessa, Texas and are operated by Golden Corral Corporation. The accompanying combined financial statements present the revenues and direct operating costs and the related cash flows of the Four Golden Corral Restaurants.

     The combined financial statements have been prepared to comply with the rules and regulations of the Securities and Exchange Commission for the inclusion in the Form 10-K/A of CNL Income Fund VII, Ltd. and are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the Four Golden Corral Restaurants had operated as a stand- alone company. The Four Golden Corral Restaurants were not operated as a stand-alone business within Golden Corral Corporation and the presentation does not include certain indirect expenses of the Four Golden Corral Restaurants which were incurred by Golden Corral Corporation. Therefore, the accompanying combined financial statements are not representative of the complete financial position, results of operations or cash flows of the Four Golden Corral Restaurants for the periods presented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates - The combined statements of the Four Golden Corral
     ----------------
     Restaurants are presented on the accrual basis in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, and of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

     Fiscal Year - The Restaurants use a thirteen four-week period, fifty-
     -----------
     two/fifty-three week fiscal year with the year ending on the Wednesday closest to December 31. The years ended December 30, 1998 and December 31, 1997, included fifty-two weeks.

     Inventories - Inventories are valued at the lower of first-in, first-out
     -----------
     cost or market.

     Income Taxes - Income taxes have not been provided in the financial
     ------------
     statements as the Four Golden Corral Restaurants are part of Golden Corral Corporation and Subsidiaries and income taxes were not allocated to the individual restaurant level.

     Non-controllables - Non-controllables consist of expenses for land and
     -----------------
     building rent, equipment rent, advertising, general liability insurance, property taxes and licenses, and administrative services paid by the restaurant.

3.   LEASE ARRANGEMENTS

     CNL Income Fund VII, Ltd. and the Four Golden Corral Restaurants are parties to various leasing arrangements for restaurant facilities. Leases for restaurant facilities are for terms of 15 years with cancellation provisions and purchase or substitution provisions on certain leases and generally provide for minimum rentals plus a percentage of sales in excess of stated amounts. The Four Golden Corral Restaurants are obligated for the cost of property taxes, insurance and maintenance.

     Lease Obligations - Minimum rental payments due under leases having terms
     -----------------
     in excess of one year at December 30, 1998 are as follows:

        1999                                                    $    591,000
        2000                                                         591,000
        2001                                                         591,000
        2002                                                         591,000
        2003                                                         591,000
        Later years                                                  870,000
                                                                ------------
        Total minimum lease commitments                         $  3,825,000
                                                                ============

  Expense - Rent expense for restaurant facilities is included in non-
  -------
  controllables and is summarized below:

                                                     1998           1997
                                                 ------------   ------------
        Minimum rentals on operating leases      $    600,000   $    600,000

        Contingent rentals                             53,000         36,000
                                                 ------------   ------------

                                                 $    653,000   $    636,000
                                                 ============   ============

4.   RELATED PARTY TRANSACTIONS

  The following summarizes transactions with related parties:

                                                     1998           1997
                                                 ------------   ------------
        Amounts paid to Golden Corral
         Corporation and Subsidiaries for:

        Administrative services, included in
         non-controllables                       $    504,435   $    477,248
                                                 ============   ============

        Equipment rent, included in
         non-controllables                       $    719,114   $    622,880
                                                 ============   ============

        Workers' compensation insurance,
         included in labor and labor expense     $    127,964   $    142,640
                                                 ============   ============

        General liability insurance,
         included in non-controllables           $     82,711   $    133,875
                                                 ============   ============
        Advertising, included in
         non-controllables                       $    212,142   $    194,309
                                                 ============   ============

     Excess cash generated by the Four Golden Corral Restaurants is transferred to Golden Corral Corporation. Cash shortfalls by the Four Golden Corral Restaurants are funded by Golden Corral

Corporation.

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

        27     Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

(c)  Not applicable.

(d)  Other Financial Information

     The Partnership has also filed herewith other financial information as part of this report in Part III, Item 8 because a tenant of the Partnership, Golden Corral Corporation, leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. The financial information filed is for the four Golden Corral restaurant properties leased by Golden Corral and includes the following: Independent Auditors' Report of KPMG LLP, the Combined Statements of Revenues and Direct Operating Expenses, the Combined Statements of Cash Flows and the Notes to Combined Statements of Revenues and Direct Operating Expenses and Cash Flows.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                        CNL INCOME FUND VII, LTD.

                                        By:   CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------------------
                                              ROBERT A. BOURNE, President


                                        By:   ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------------------
                                              ROBERT A. BOURNE

                                        By:   JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              --------------------------------
                                              JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date
              ---------                                    -----                                   ----
/s/ Robert A. Bourne                       President, Treasurer and Director                 October 28, 1999
------------------------------------       (Principal Financial and Accounting
Robert A. Bourne                           Officer)


/s/ James M. Seneff, Jr.                   Chief Executive Officer and Director              October 28, 1999
------------------------------------       (Principal Executive  Officer)
James M. Seneff, Jr.