Form 10-Q
period 1999-09-30
CNL INCOME FUND VII LTD
filed 1999-11-12
CIK 856203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended             September 30, 1999
                              --------------------------------------

                                       OR

   ( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-19140
                          ----------------------------


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                                    59-2963871
---------------------------------------------       ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                                32801
---------------------------------------------       ----------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

                                    CONTENTS
                                    --------


                                                                           Page
Part I.                                                                    ----

         Item 1.      Financial Statements:

                           Condensed Balance Sheets                        1

                           Condensed Statements of Income                  2

                           Condensed Statements of Partners' Capital       3

                           Condensed Statements of Cash Flows              4

                           Notes to Condensed Financial Statements         5-8

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations             9-16

         Item 3.      Quantitative and Qualitative Disclosures About
                           Market Risk                                     17

Part II.

         Other Information                                                 18-20

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                              September 30,           December 31,
                                                                  1999                    1998
                                                           ------------------     -------------------
                               ASSETS
                               ------

   Land and buildings on operating leases, less
       accumulated depreciation of $2,530,913 and
       $2,473,926, in 1999 and 1998, respectively               $ 14,055,874            $ 15,078,507
   Net investment in direct financing leases                       3,297,269               3,365,392
   Investment in joint ventures                                    3,404,231               3,327,934
   Mortgage notes receivable, less deferred gain of
       $124,438 and $125,278, in 1999 and 1998,
       respectively                                                  996,776               1,241,056
   Cash and cash equivalents                                       1,130,778                 856,825
   Restricted cash                                                 1,075,182                      --
   Receivables, less allowance for doubtful accounts
       of $16,679 and $28,853, in 1999 and 1998,
       respectively                                                    4,589                  78,478
   Prepaid expenses                                                    9,834                   4,116
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 1999 and 1998                         1,195,928               1,205,528
   Other assets                                                       60,422                  60,422
                                                           ------------------     -------------------

                                                                $ 25,230,883            $ 25,218,258
                                                           ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

   Accounts payable                                             $    135,704            $      2,885
   Escrowed real estate taxes payable                                  4,617                   5,834
   Distributions payable                                             675,000                 675,000
   Due to related parties                                             15,584                  25,111
   Rents paid in advance and deposits                                 71,495                  49,027
                                                           ------------------     -------------------
       Total liabilities                                             902,400                 757,857

   Commitments and Contingencies (Note 7)

   Minority interest                                                 145,785                 146,605

   Partners' capital                                              24,182,698              24,313,796
                                                           ------------------     -------------------

                                                                $ 25,230,883            $ 25,218,258
                                                           ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                               Quarter Ended                  Nine Months Ended
                                                               September 30,                    September 30,
                                                            1999           1998              1999            1998
                                                         ------------   ------------     -------------    ------------
Revenues:
    Rental income from operating leases                  $   465,767    $   492,759      $  1,448,945     $ 1,483,950
    Earned income from direct financing leases               100,506        103,164           303,583         311,318
    Contingent rental income                                   3,197          4,829             6,876          17,207
    Interest and other income                                 51,251         42,300           135,390         127,438
                                                         ------------   ------------     -------------    ------------
                                                             620,721        643,052         1,894,794       1,939,913
                                                         ------------   ------------     -------------    ------------

Expenses:
    General operating and administrative                      31,954         37,062            95,781         104,724
    Professional services                                      5,417          3,973            17,202          16,567
    State and other taxes                                         --             --            13,055           2,728
    Depreciation and amortization                             71,540         76,089           222,259         228,267
    Transaction costs                                         58,043             --           169,940              --
                                                         ------------   ------------     -------------    ------------
                                                             166,954        117,124           518,237         352,286
                                                         ------------   ------------     -------------    ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, and
    Gain on Sale of Land and Buildings                       453,767        525,928         1,376,557       1,587,627

Minority Interest in Income of Consolidated
    Joint Venture                                             (4,674)        (4,665)          (13,954)        (13,921)

Equity in Earnings of Unconsolidated Joint
    Ventures                                                  73,394         78,287           341,768         229,480

Gain on Sale of Land and Buildings                               287            259           189,531             758
                                                         ------------   ------------     -------------    ------------

Net Income                                               $   522,774    $   599,809      $  1,893,902     $ 1,803,944
                                                         ============   ============     =============    ============

Allocation of Net Income:
    General partners                                     $     5,228    $     5,998      $     18,705     $    18,039
    Limited partners                                         517,546        593,811         1,875,197       1,785,905
                                                         ------------   ------------     -------------    ------------

                                                         $   522,774    $   599,809      $  1,893,902     $ 1,803,944
                                                         ============   ============     =============    ============

Net Income Per Limited Partner Unit                      $     0.017    $     0.020      $      0.063     $     0.060
                                                         ============   ============     =============    ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     30,000,000     30,000,000        30,000,000      30,000,000
                                                         ============   ============     =============    ============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                    Nine Months Ended                Year Ended
                                                      September 30,                 December 31,
                                                           1999                         1998
                                                ---------------------------    -----------------------
General partners:
    Beginning balance                                      $   205,744                  $   181,085
    Net income                                                  18,705                       24,659
                                                      -----------------           ------------------
                                                               224,449                      205,744
                                                      -----------------           ------------------

Limited partners:
    Beginning balance                                       24,108,052                   24,366,693
    Net income                                               1,875,197                    2,441,359
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively)                  (2,025,000)                  (2,700,000)
                                                      -----------------           ------------------
                                                            23,958,249                   24,108,052
                                                      -----------------           ------------------

Total partners' capital                                    $24,182,698                  $24,313,796
                                                      =================           ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   1999               1998
                                                              ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                     $2,072,209         $2,085,545
                                                              ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                     1,059,954                 --
       Increase in restricted cash                                (1,061,529)                --
       Collections on mortgage notes receivable                      243,093              8,004
       Other                                                              --             13,255
                                                              ---------------    ---------------
          Net cash provided by investing activities                  241,518             21,259
                                                              ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                          (2,025,000)        (2,025,000)
       Distributions to holder of minority interest                  (14,774)           (14,570)
                                                              ---------------    ---------------
          Net cash used in financing activities                   (2,039,774)        (2,039,570)
                                                              ---------------    ---------------

Net Increase in Cash and Cash Equivalents                            273,953             67,234

Cash and Cash Equivalents at Beginning of Period                     856,825            761,317
                                                              ---------------    ---------------

Cash and Cash Equivalents at End of Period                        $1,130,778         $  828,551
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:
         --------------------------------------

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

3.       Investment in Joint Ventures:
         ----------------------------

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


3.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                             September 30,     December 31,
                                                                  1999             1998
                                                            ---------------   --------------
                 Land and buildings on operating
                     leases, less accumulated
                     depreciation                              $ 9,826,507     $ 10,612,379
                 Cash                                                7,832            3,763
                 Restricted cash                                   896,957               --
                 Receivables                                            --           21,249
                 Accrued rental income                             138,071          178,775
                 Other assets                                        1,157            1,116
                 Liabilities                                         9,485            8,916
                 Partners' capital                              10,861,039       10,808,366
                 Revenues                                          949,099        1,324,602
                 Gain on sale of land and building                 239,336               --
                 Net income                                        967,686        1,028,391

         The Partnership recognized income totaling $341,768 and $229,480 during the nine months ended September 30, 1999 and 1998, respectively, from these joint ventures, $73,394 and $78,287 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

4.       Mortgage Notes Receivables:
         --------------------------

         As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its properties. During the nine months ended September 30, 1999, the Partnership collected the outstanding principal balance of $235,564 relating to the promissory note accepted in connection with the sale of the property in Jacksonville, Florida.

5.       Restricted Cash:
         ---------------

         As of September 30, 1999, the net sales proceeds of $1,059,954 from the sale of the property in Maryville, Tennessee, plus accrued interest of $15,228, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


6.       Related Party Transactions:
         --------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

7.       Commitments and Contingencies:
         -----------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,601,186 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $31,543,529 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


7.       Commitments and Contingencies - Continued:
         -----------------------------------------

         CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

         During the nine months ended September 30, 1999, the Partnership received notice from a tenant to exercise the purchase option under its lease agreement relating to the Burger King property in Jefferson City, Tennessee. The general partners believe that the anticipated sales price for this property exceeds the Partnership's net carrying value attributable to the property. As of November 5, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 38 Properties, which included interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,072,209 and $2,085,545 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     In June 1999, the Partnership sold its Property in Maryville, Tennessee to the tenant in accordance with the purchase option under the lease agreement to purchase the Property, for $1,068,802 and received net sales proceeds of $1,059,954, resulting in a gain of $188,691 for financial reporting purposes. This Property was originally acquired by the Partnership in 1990 and had a cost of approximately $890,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $169,300 in excess of its original purchase price. As of September 30, 1999, the net sales proceeds of $1,059,954, plus accrued interest of $15,228, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

     In June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The Property was originally contributed to Halls Joint Venture in 1990 and had a total cost to the joint venture of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. The general partners believe that the transaction, or a portion thereof, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes.

     As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its Properties. During the nine months ended September 30, 1999, the Partnership collected the outstanding principal balance of $235,564 relating to the promissory note accepted in connection with the sale of the Property in Jacksonville, Florida. The Partnership intends to reinvest the amounts collected in an additional Property.

     Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,130,778 invested in such short-term investments, as compared to $856,825 at December 31, 1998. The increase in cash and cash equivalents at September 30, 1999, was primarily attributable to the receipt of the outstanding principal balance of the mortgage note receivable relating to the prior sale of the Property in Jacksonville, Florida, as described above. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to invest an additional Property and to meet the Partnership's working capital and other needs.

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 1999 and 1998 ($675,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, increased to $902,400 at September 30, 1999, from $757,857 at December 31, 1998. The increase in liabilities at September 30, 1999, was primarily a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

     During the nine months ended September 30, 1999, the Partnership received notice from a tenant to exercise the purchase option under the lease agreement relating to the Burger King Property in Jefferson City, Tennessee. The general partners believe that the anticipated sales price for this Property exceeds the Partnership's net carrying value attributable to the Property. As of November 5, 1999, the sale had not occurred.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1999 and 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains (which included one Property which was sold in 1999). The Partnership and its consolidated joint venture, earned $1,752,528 and $1,795,268 during the nine months ended September 30, 1999 and 1998, respectively, in rental income from operating leases and earned income from direct financing leases, $566,273 and $595,923 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income decreased approximately $27,000 and $35,100 during the quarter and nine months ended September 30, 1999, respectively, as compared to the quarter and nine months ended September 30, 1998, primarily as a result of the sale of the Property in Maryville, Tennessee in June 1999, as described above in "Capital Resources."

     During the nine months ended September 30, 1999 and 1998, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements (which included one Property in Halls Joint Venture which was sold in 1999) and owned two Properties, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $341,768 and $229,480, respectively, $73,394 and $78,287 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, recognized a gain of approximately $239,300, approximately

$122,000 of which was allocated to the Partnership, for financial reporting purposes as a result of the sale of its Property, as described above in "Capital Resources." Because the joint venture intends to reinvest the sales proceeds in an additional Property, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on the results of operations of the joint venture.

     Operating expenses, including depreciation expense, were $518,237 and $352,286 for the nine months ended September 30, 1999 and 1998, respectively, of which $166,954 and $117,124 were incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, was primarily due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership incurred $58,043 and $169,940, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     As a result of the sale of the Property in Florence, South Carolina in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $840 and $758 for the nine months ended September 30, 1999 and 1998, respectively, $287 and $259 of which was recognized during the quarters ended September 30, 1999 and 1998, respectively. In addition, as a result of the sale of the Property in Maryville, Tennessee in June 1999, as described above in "Capital Resources," the Partnership recognized a gain of $188,691 for financial reporting purposes during the nine months ended September 30, 1999. No Properties were sold during the quarter and nine months ended September 30, 1998.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,601,186 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $31,543,529 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 71 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has provided a fixed rate mortgage note to a borrower. The general partners believe that the estimated fair value of the mortgage note at September 30, 1999 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                            Mortgage note
                                              Fixed Rate
                                      ---------------------------

              1999                          $       2,640
              2000                              1,112,144
              2001                                     --
              2002                                     --
              2003                                     --
              Thereafter                               --
                                      ---------------------------

                                               $1,114,784
                                      ===========================

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
            -----------------

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                       ------------------------------------
            Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and
            ------------------------------------------------------------
            Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr.,
            --------------------------------------------------------------
            Robert A. Bourne, CNL Realty Corporation, and CNL American
            ----------------------------------------------------------
            Properties Fund, Inc., Case No. CIO-99-0003561.
            ----------------------

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually
                                                  ------------------------
            and on behalf of a class of persons similarly situated, v. CNL
            --------------------------------------------------------------
            American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
            ---------------------------------------------------------------
            Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL
            ------------------------------------------------------------
            Financial Corporation a/k/a CNL Financial Corp., CNL Financial
            --------------------------------------------------------------
            Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the
            -----------------------------------
            Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

            On September 23, 1999, Judge Lawrence Kirkwood entered an
            order consolidating the two cases under the caption In re: CNL
                                                                ----------
            Income Funds Litigation, Case No. 99-3561. Pursuant to this
            ------------------------------------------
            order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.     Changes in Securities.       Inapplicable.
            ----------------------

Item 3.     Default upon Senior Securities.   Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------
            Inapplicable.

Item 5.     Other Information.        Inapplicable.
            ------------------

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

                     27       Financial Data Schedule (Filed herewith.)

            (b)      Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999


                            CNL INCOME FUND VII, LTD.

                            By:  CNL REALTY CORPORATION
                                 General Partner


                                 By:     /s/ James M. Seneff, Jr.
                                         ----------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                 By:     /s/ Robert A. Bourne
                                         ----------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)