Form 10-K405/A
period 1998-12-31
CNL INCOME FUND VII LTD
filed 1999-12-21
CIK 856203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                 FORM 10-K/A
                                Amendment No. 2

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended   December 31, 1998
                                             --------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________



                        Commission file number  0-19140

                           CNL INCOME FUND VII, LTD.
                 (Exact name of registrant as specified in its charter)


                Florida                                59-2963871
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida  32801
          (Address of principal executive offices,including zip code)


      Registrant's telephone number, including area code:  (407) 650-1000

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:         Name of exchange on which registered:
             None                           Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($1 per Unit)
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No _____
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund VII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business and Item
8. Financial Statements and Supplementary Data.


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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 40 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and ten-ancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

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

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------





                                                            Page
                                                            ----

Report of Independent Accountants                              7

Financial Statements:

  Balance Sheets                                               8

  Statements of Income                                         9

  Statements of Partners' Capital                             10

  Statements of Cash Flows                                    11

  Notes to Financial Statements                               13

Additional Financial Information regarding Golden Corral      27

                       Report of Independent Accountants
                       ---------------------------------


To the Partners
CNL Income Fund VII, Ltd..


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



/s/  PricewaterhouseCoopers LLP


Orlando, Florida
January 25, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                        December 31,
                                                  1998                 1997
                                                -----------         -----------

                       ASSETS
                       ------

Land and buildings on operating leases, less
   accumulated depreciation                     $15,078,507         $15,382,863
Net investment indirect financing leases          3,365,392           3,447,152
Investment in joint ventures                      3,327,934           3,393,932
Mortgage notes receivable, less deferred gain     1,241,056           1,250,597
Cash and cash equivalents                           856,825             761,317
Receivables, less allowance for doubtful
   accounts of $28,853 and $32,959                   78,478              64,092
Prepaid expenses                                      4,116               4,755
Accrued rental income, less allowance for
   doubtful accounts of $9,845 in 1998
   and 1997                                       1,205,528           1,114,632
Other assets                                         60,422              60,422
                                               ------------        ------------

                                                $25,218,258         $25,479,762
                                               ============        ============


        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

Accounts payable                                $     2,885         $     6,131
Escrowed real estate taxes payable                    5,834               7,785
Distributions payable                               675,000             675,000
Due to related parties                               25,111              34,883
Rents paid in advance and deposits                   49,027              60,671
                                               ------------        ------------
   Total liabilities                                757,857             784,470

Minority interest                                   146,605             147,514

Partners' capital                                24,313,796          24,547,778
                                               ------------        ------------

                                                $25,218,258         $25,479,762
                                               ============        ============



                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                  Year Ended December 31,
                                                          1998          1997            1996
                                                      ----------    -----------      ------------

Revenues:
 Rental income from operating leases                 $ 1,976,709   $ 1,960,724       $ 1,954,033
 Earned income from direct financing leases              413,848       475,498           505,061
 Contingent rental income                                 93,906        51,345            44,973
 Interest and other income                               171,263       183,579           240,079
                                                       2,655,726     2,671,146         2,744,146
                                                    ------------   -----------       -----------
Expenses:
 General operating and administrative                    133,915       143,173           159,001
 Professional services                                    23,443        23,546            27,640
 Real estate taxes                                            --         2,979             9,010
 State and other taxes                                     2,729         4,560             2,448
 Depreciation                                            304,356       304,356           317,957
 Transaction costs                                        18,781            --                --
                                                    ------------   -----------       -----------
                                                         483,224       478,614           516,056
                                                    ------------   -----------       -----------

Income Before Minority Interest in Income  of
 Consolidated Joint Venture, Equity in
 Earnings of Unconsolidated Joint Ventures,
 and Gain (Loss) on Sale of Land
 and Buildings                                         2,172,502     2,192,532         2,228,090

Minority Interest in Income of Consolidated
 Joint Venture                                           (18,590)      (18,663)          (18,691)

 Equity in Earnings of Unconsolidated Joint
 Ventures                                                311,081       267,251           157,254

Gain (Loss) on Sale of Land and Buildings                  1,025       164,888           (39,790)
                                                    ------------   -----------       -----------

Net Income                                           $ 2,466,018   $ 2,606,008       $ 2,326,863
                                                    ============   ===========       ===========

Allocation of Net Income:
 General partners                                    $    24,659   $    24,300       $    23,586
 Limited partners                                      2,441,359     2,581,708         2,303,277
                                                     -----------   -----------       -----------

                                                     $ 2,466,018   $ 2,606,008       $ 2,326,863
                                                     ===========   ===========       ===========

Net Income Per Limited Partner Unit                  $     0.081   $     0.086       $     0.077
                                                     ===========   ===========       ===========

Weighted Average Number of
 Limited Partner Units Outstanding                    30,000,000    30,000,000        30,000,000
                                                      ==========   ===========       ===========



                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


                                    General Partners                              Limited Partners
                           ------------------------------   -------------------------------------------------------------
                                             Accumulated                                      Accumulated   Syndication
                             Contributions     Earnings     Contributions    Distributions     Earnings     Costs          Total
                           ---------------  -------------  --------------   -------------    -------------  ----------  ------------

Balance, December 31, 1995       $1,000       $132,199      $30,000,000     $(14,777,623)     $13,099,331  $(3,440,000) $25,014,907

 Distributions to limited
   partners ($0.090 per
   Limited partner unit)             --             --               --       (2,700,000)              --          --   (2,700,000)

 Net income                          --         23,586               --               --        2,303,277          --     2,326,863
                           --------------   ------------   -------------    ------------     ------------   ----------  ------------

Balance, December 31, 1996        1,000        155,785       30,000,000      (17,477,623)      15,402,608   (3,440,000)  24,641,770

 Distributions to limited
   partners ($0.090 per
   limited partner unit)             --             --               --       (2,700,000)             --           --    (2,700,000)
Net income                           --         24,300               --               --       2,581,708           --     2,606,008
                           -------------    -----------    ------------     ------------     -----------    ----------  ------------

Balance, December 31, 1997        1,000        180,085       30,000,000      (20,177,623)     17,984,316    (3,440,000)  24,547,778

 Distributions to limited
   partners ($0.090 per
   limited partner unit)             --             --               --       (2,700,000)             --            --   (2,700,000)
 Net income                          --         24,659               --               --       2,441,359            --    2,466,018
                           ------------     ----------     ------------     ------------     -----------   -----------  ------------

Balance, December 31, 1998       $1,000       $204,744      $30,000,000     $(22,877,623)    $20,425,675   $(3,440,000) $24,313,796
                           ============     ==========     ============     ============     ===========   ===========  ===========






                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                               Year Ended December 31,
                                                                  1998                  1997                 1996
                                                             --------------        --------------       --------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
   Cash received from tenants                                  $ 2,435,937            $ 2,500,189         $ 2,549,406
   Distributions from unconsolidated joint ventures                376,557                300,696             191,174
   Cash paid for expenses                                         (187,925)              (140,819)           (248,523)
   Interest received                                               166,406                180,393             178,812
     Net cash provided by operating activities                   2,790,975              2,840,459           2,670,869
                                                             -------------         --------------       --------------

 Cash Flows from Investing Activities:
   Additions to land and buildings on operating leases                  --                     --          (1,041,555)
   Proceeds from sale of land and buildings                             --                976,334           1,661,943
   Investment in joint ventures                                         --             (1,650,905)                 --
   Collections on mortgage notes receivable                         10,811                  9,766               8,821
   Other                                                            13,221                     --                  --
                                                             -------------         --------------       --------------
     Net cash provided by (used in) investing
       activities                                                   24,032               (664,805)            629,209
                                                             -------------         --------------       --------------

 Cash Flows from Financing Activities:
   Distributions to limited partners                            (2,700,000)            (2,700,000)         (2,700,000)
   Distributions to holder of minority interest                    (19,499)               (19,766)            (19,723)
                                                             -------------         --------------       --------------
     Net cash used in financing activities                      (2,719,499)            (2,719,766)         (2,719,723)
                                                             -------------         --------------       --------------

Net Increase (Decrease) in Cash and Cash Equivalents                95,508               (544,112)            580,355

Cash and Cash Equivalents at Beginning of Year                     761,317              1,305,429             725,074
                                                             -------------         --------------       --------------

Cash and Cash Equivalents at End of Year                       $   856,825            $   761,317         $ 1,305,429
                                                             =============         ==============       ==============



                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                                        Year Ended December 31,

                                                                        1998                  1997                      1996
                                                                  ---------------       -----------------       ----------------

Reconciliation of Net Income to Net Cash Provided by
Operating Activities:

   Net income                                                        $2,466,018              $2,606,008              $2,326,863
                                                                  -------------         -----------------       ----------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                     304,356                 304,356                 317,957
       Minority interest in income of consolidated
         joint venture                                                   18,590                  18,663                  18,691
       Loss (gain) on sale of land and buildings                         (1,025)               (164,888)                 39,790
       Equity in earnings of unconsolidated joint
         ventures, net of distributions                                  65,476                  33,445                  33,920
       Decrease (increase) in receivables                               (27,330)                 17,173                 (14,827)
       Decrease (increase) in prepaid expenses                              639                    (101)                    379
       Decrease in net investment in direct
         financing leases                                                81,760                  76,941                  70,329
       Increase in accrued rental income                                (90,896)               (102,142)               (104,639)
       Increase (decrease) in accounts
         payable and accrued expenses                                    (5,197)                  3,222                 (40,072)
       Increase (decrease) in due to related parties                     (9,772)                 25,816                  (4,244)
       Increase (decrease) in rents paid in advance
         and deposits                                                   (11,644)                 21,966                  26,722
          Total adjustments                                             324,957                 234,451                 344,006
                                                                  -------------         -----------------       ------------------

Net Cash Provided by Operating Activities                            $2,790,975              $2,840,459              $2,670,869
                                                                  =============         =================       ==================

Supplemental Schedule of Non-Cash
   Investing and Financing Activities:

Distributions declared and unpaid at
   December 31                                                       $  675,000              $  675,000              $  675,000
                                                                  =============         =================       ==================



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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                       1998                        1997
                              ------------------          ------------------

Land                             $ 8,430,465                 $ 8,430,465
Buildings                          9,121,968                   9,121,968
                              ------------------          ------------------
                                  17,552,433                  17,552,433

Less accumulated depreciation     (2,473,926)                 (2,169,570)
                              ------------------          ------------------

                                 $15,078,507                 $15,382,863
                              ==================          ==================

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                            $ 1,891,776
                2000                              1,925,741
                2001                              2,022,708
                2002                              2,034,710
                2003                              1,940,473
                Thereafter                       10,605,505
                                              -------------

                                                $20,420,913
                                              =============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                      1998             1997
                                                   -----------     ------------

               Minimum lease payments receivable   $ 5,915,553      $ 6,411,161
               Estimated residual values             1,008,935        1,008,935
               Less unearned income                 (3,559,096)      (3,972,944)
                                                   -----------     ------------

Net investment in direct financing leases          $ 3,365,392      $ 3,447,152
                                                   ===========     ============

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                               $  495,609
                2000                                                  495,609
                2001                                                  496,766
                2002                                                  496,766
                2003                                                  496,766
                Thereafter                                          3,434,037
                                                                -------------

                                                                   $5,915,553
                                                                =============

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

                                           1998                1997
                                        --------------     -------------

Land and buildings on operating
 leases, less accumulated
 depreciation                             $10,612,379       $10,892,405
Cash                                            3,763               750
Receivables                                    21,249            18,819
Accrued rental income                         178,775           147,685
Other assets                                    1,116             1,079
Liabilities                                     8,916             8,625
Partners' capital                          10,808,366        11,052,113
Revenues                                    1,324,602         1,012,624
Gain on sale of land and building                  --           128,371
Net income                                  1,028,391           905,117

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Mortgage Notes Receivable - Continued:
     -------------------------------------

     The mortgage notes receivable consisted of the following at December 31:

                                                  1998           1997
                                               -----------   ------------

        Principal balance                       $1,357,877     $1,368,688
        Accrued interest receivable                  8,457          8,212
        Less deferred gain on sale of land
          and building                            (125,278)      (126,303)
                                               -----------   ------------

                                                $1,241,056     $1,250,597
                                               ===========   ============

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       1998                    1997                    1996
                                                                ---------------          --------------         ---------------

Net income for financial reporting purposes                          $2,466,018              $2,606,008              $2,326,863

Depreciation for tax reporting purposes in excess
 of depreciation for financial reporting
 purposes                                                               (16,795)                (25,552)                (24,753)

Gain on sale of land and buildings for financial
 reporting purposes in excess of gain for tax
 reporting purposes                                                        (246)               (178,348)               (163,152)

Direct financing leases recorded as operating
 leases for tax reporting purposes                                       81,760                  76,941                  70,329

Equity in earnings of unconsolidated joint
 ventures for tax reporting purposes in excess
 of (less than) equity in earnings of
 unconsolidated joint ventures for financial
  reporting purposes                                                     11,026                 (55,911)                  1,420

Accrued rental income                                                   (90,896)               (102,142)               (104,639)

Rents paid in advance                                                   (12,644)                 21,966                  26,722

Minority interest in timing differences of
 unconsolidated joint venture                                               982                     981                     981

Allowance for uncollectible accounts                                     (4,106)                     --                      --

Capitalization of transaction costs for tax
 reporting purposes                                                      18,781                      --                      --

Other                                                                        --                 (10,275)                     --
                                                                ---------------          --------------         ---------------

Net income for federal income tax purposes                           $2,453,880              $2,333,668              $2,133,771
                                                                ===============          ==============         ===============

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                                                 1998                     1997
                                                           -----------------        ----------------
     Due to Affiliates:
       Expenditures incurred on behalf of the
         Partnership                                             $10,111                 $20,321
       Accounting and administrative services                      7,800                   7,362
       Deferred, subordinated real estate disposition fee          7,200                   7,200
                                                           -----------------        ----------------

                                                                 $25,111                 $34,883
                                                           =================        ================

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the two properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                               1998                 1997                 1996
                                                         ---------------      ---------------      ---------------

Golden Corral Corporation                                       $732,650             $625,724             $608,852
Restaurant Management
 Services, Inc.                                                  448,691              444,069              446,867
Waving Leaves, Inc.                                              300,546                  N/A                   --
Flagstar Enterprises, Inc.                                           N/A              307,738              464,042

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

                                                              1998                 1997                 1996
                                                        ---------------      ---------------      ---------------

Golden Corral Family
 Steakhouse Restaurants                                        $732,650             $625,724             $608,852
Burger King                                                     469,984              466,626              478,901
Hardees                                                         451,348              447,074              524,625

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

11.  Subsequent Event:
     ----------------

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

            Additional Financial Information regarding Golden Corral

     The attached combined statements of revenues and direct operating expenses and combined statements of cash flows (the "Golden Corral Restaurant Property Financial Statements") were prepared from financial information derived from the audited financials of Golden Corral Corporation, the lessee of four restaurant properties of the Partnership ("Golden Corral"). The Golden Corral Restaurant Property Financial Statements depict the operating results and cash flows of the individual properties owned by the Partnership and not the operations of Golden Corral. The audited financial statements of Golden Corral are not publicly available, and Golden Corral does not make any guarantee regarding the future operating results of the restaurant properties. Golden Corral is able to consolidate the cash generated from the Partnership's restaurant properties with the cash generated from other properties not owned by the Partnership. As a result, cash generated from the Partnership's restaurant properties may be used by Golden Corral to pay its obligations with respect to other properties in its portfolio and for normal working capital purposes. THEREFORE, THE CASH GENERATED FROM THE GOLDEN CORRAL RESTAURANT PROPERTIES OWNED BY THE PARTNERSHIP IS NOT NECESSARILY INDICATIVE OF GOLDEN CORRAL'S ABILITY TO PAY ITS LEASE OBLIGATIONS WITH RESPECT TO SUCH PROPERTIES.

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


Raleigh, North Carolina                                /s/ KPMG LLP
November 5, 1999

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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                                         CNL INCOME FUND VII, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE

                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              -------------------------------
                                              JAMES M. SENEFF, JR.

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

        Signature                                 Title                                    Date
        ---------                                 -----                                    ----

/s/ Robert A. Bourne                     President, Treasurer and Director           December 17, 1999
----------------------------             (Principal Financial and Accounting
Robert A. Bourne                         Officer)



/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director        December 17, 1999
------------------------------------     (Principal Executive  Officer)
James M. Seneff, Jr.