Form 10-K405
period 1999-12-31
CNL INCOME FUND VII LTD
filed 2000-03-29
CIK 856203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the transition period from ______ to ________


                        Commission file number 0-19140

                           CNL INCOME FUND VII, LTD.
            (Exact name of registrant as specified in its charter)

                Florida                                    59-2963871
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida 32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (407) 540-2000

         Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class:            Name of exchange on which registered:
                None                                Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

              Units of limited partnership interest ($1 per Unit)
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X  No ____
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 30,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $1 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina and Jacksonville, Florida and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan and Colorado Springs, Colorado and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina and a Property in Miami, Florida, each as tenants-in-common, with affiliates of the General Partners. During the year ended December 31, 1999, the Partnership sold its Property in Maryville, Tennessee and used the net sales proceeds to invest in a Property in Montgomery, Alabama as tenants-in-common, with affiliates of the General Partners. In addition, during 1999, the Partnership received a prepaid principal payment from the borrower relating to one of the promissory notes the Partnership had previously accepted. The Partnership used the proceeds to invest in Duluth Joint Venture with affiliates of the General Partners to construct and hold one restaurant property. In addition, during 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, sold its Property in Halls, Tennessee. As a result of the above transactions, as of December 31, 1999, the Partnership owned 40 Properties. The 40 Properties included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from five to 20 years (the average being 17 years), and expire between 2003 and 2019. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,100 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 30 of the Partnership's 40 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     In November 1999, the Partnership invested in a Property in Montgomery, Alabama as tenants-in-common with CNL Income Fund IX, Ltd., a Florida limited partnership and affiliate of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases. In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases.

Major Tenants

     During 1999, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned, and mortgage interest income in 2000. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned, and mortgage interest income in 1999 (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned, and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1999, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into five separate joint venture arrangements: Halls Joint Venture with CNL Income Fund V, Ltd.; CNL Restaurant Investments II with CNL Income Fund VIII, Ltd. and CNL Income Fund IX, Ltd.; Des Moines Real Estate Joint Venture with CNL Income Fund XI, Ltd. and CNL Income Fund XII, Ltd.; CNL Mansfield Joint Venture with CNL Income Fund XVII, Ltd.; and Duluth Joint Venture with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida. CNL Restaurants Investments II was formed to purchase and hold six Properties and each of the other joint ventures was formed to purchase and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has an 83 percent interest in San Antonio #849 Joint Venture, a 51.1% interest in Halls Joint Venture, an 18 percent interest in CNL Restaurant Investments II, a 4.79% interest in Des Moines Real Estate Joint Venture, a 79 percent interest in CNL Mansfield Joint Venture, and an 11 percent interest in Duluth Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

     San Antonio #849 Joint Venture, Halls Joint Venture, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and Duluth Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

     The Partnership has management control of the San Antonio #849 Joint Venture and shares management control equally with affiliates of the General Partners for Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and Duluth Joint Venture.
The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of San Antonio #849 Joint Venture, Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and Duluth Joint Venture is distributed 83.3%, 51.1%, 18 percent, 4.79%, 79 percent, and 11 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interests in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

     In November 1999, the Partnership entered into an agreement to hold a IHOP property in Montgomery, Alabama, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 71 percent interest in this Property.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

     As of December 31, 1999, the Partnership owned 40 Properties. Of the 40 Properties, 27 are owned by the Partnership in fee simple, ten are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 10,800 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                State                                  Number of Properties
                -----                                  --------------------
                Alabama                                         1
                Arizona                                         1
                Colorado                                        1
                Florida                                        10
                Georgia                                         3
                Indiana                                         1
                Louisiana                                       1
                Michigan                                        2
                Minnesota                                       1
                North Carolina                                  1
                Ohio                                            7
                Tennessee                                       2
                Texas                                           8
                Washington                                      1
                                                             ------
                TOTAL PROPERTIES                               40
                                                             ======

     Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. In addition, the building located on the Partnership's Property in Daytona Beach, Florida was demolished in accordance with a condemnation agreement during 1995. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenants-in-common arrangements), for federal income tax purposes was $11,815,541 and $9,283,173, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

          Restaurant Chain                        Number of Properties
          ----------------                        --------------------
          Boston Market                                     1
          Burger King                                       8
          Checkers                                          1
          Chevy's Fresh Mex                                 1
          Church's                                          2
          Golden Corral                                     5
          Hardee's                                          6
          IHOP                                              1
          Jack in the Box                                   3
          KFC                                               2
          Popeyes                                           5
          Rally's                                           1
          Roadhouse Grill                                   1
          Shoney's                                          2
          Taco Bell                                         1
                                                        ---------
          TOTAL PROPERTIES                                 40
                                                        =========

     The General Partners consider the Properties to be well maintained and sufficient for the Partnership's operations.

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

     At December 31, 1999, 1998, 1997, 1996, and 1995, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                   1999                1998                 1997                   1996                  1995
                             ---------------     ---------------     -----------------      -----------------     -----------------
Rental Revenues (1)               $2,902,968          $2,879,831            $2,751,418             $2,850,721            $2,699,624
Properties                                40                  40                    40                     40                    41
Average Rent per
  Property                        $   72,574          $   71,996            $   68,785             $   71,268            $   65,844

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.


                                                                                      Percentage of
              Expiration Year             Number             Annual Rental            Gross Annual
                                         of Leases              Revenues              Rental Income
          -----------------------    ---------------       ----------------     ----------------------
          2000                                    --             $       --                         --
          2001                                    --                     --                         --
          2002                                    --                     --                         --
          2003                                     1                 30,000                       1.14%
          2004                                     1                137,061                       5.21%
          2005                                     9                571,487                      21.74%
          2006                                     1                 62,086                       2.36%
          2007                                    --                     --                         --
          2008                                     1                 92,440                       3.52%
          2009                                     1                121,000                       4.60%
          Thereafter                              26              1,614,613                      61.43%
                                     ---------------       ----------------     ----------------------
          Total                                   40             $2,628,687                     100.00%
                                     ===============       ================     ======================


     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

     Waving Leaves, Inc. leases four Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2010) and the average minimum base annual rent is approximately $81,000 (ranging from approximately $70,300 to $89,400).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Item 3. Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      --------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,150 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                   1999 (1)                                             1998 (1)
                                 -----------------------------------------------     --------------------------------------------
                                      High            Low             Average             High            Low           Average
                                 ------------    ------------     --------------     ------------    ------------    ------------
     First Quarter                      $ .95            $.95               $.95             $.95            $.91            $.93
     Second Quarter                       .89             .87                .88              .95             .87             .91
     Third Quarter                        .91             .68                .79              .95             .90             .94
     Fourth Quarter                      1.57             .75                .96              .95             .78             .91

(1) A total of 273,773 and 194,088 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

     The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For each of the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared at the close of each of the Partnership's calendar quarters during 1999 and 1998 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable.


Item 6.  Selected Financial Data

                                               1999           1998               1997              1996              1995
                                        -------------------------------   ----------------   ---------------   ---------------
Year ended December 31:
  Revenues (1)                               $ 2,992,933    $ 2,948,217        $ 2,919,734       $ 2,882,709       $ 2,716,883
  Net income (2)                               2,545,690      2,466,018          2,606,008         2,326,863         1,982,148
  Cash distributions declared                  2,700,000      2,700,000          2,700,000         2,700,000         2,700,002
  Net income per Unit (2)                          0.084          0.081              0.086             0.077             0.065
  Cash distributions declared
     per Unit                                      0.090          0.090              0.090             0.090             0.090

At December 31:
  Total assets                               $25,146,133    $25,218,258        $25,479,762       $25,523,853       $25,915,616
  Partners' capital                           24,159,486     24,313,796         24,547,778        24,641,770        25,014,907

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, includes $189,826, $1,025, $184,627, $195,675, and $1,421, respectively, from gains on dispositions of land and buildings. Net income for the years ended December 31, 1997, 1996, and 1995, includes a loss on sale of land and building of $19,739, $235,465, and $6,556, respectively. In addition, net income for the year ended December 31, 1995, includes a loss on demolition of building of $ 174,466.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 40 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,679,493, $2,790,975, and $2,840,459 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cash from operations during 1999 and 1998, each as compared to the previous year, was primarily a result of changes in the Partnership's working capital.

     Other significant sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     In March 1996, the Partnership entered into an agreement with the tenant of the Property in Daytona Beach, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $13,200 of the rental payment deferral amounts. The tenant made payments of approximately $5,700 in each of March 1997, June 1998, and June 1999 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $16,600 in three remaining annual installments through 2002.

     In October 1996, the Partnership sold its Property in Hartland, Michigan, for $625,000 and received net sales proceeds of $617,035. In February 1997, the Partnership reinvested the net sales proceeds in CNL Mansfield Joint Venture. The Partnership has a 79 percent interest in the profits and losses of CNL Mansfield Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same General Partners.

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

     In October 1997, the Partnership sold its Property in Dunnellon, Florida, for $800,000 and received net sales proceeds of $752,745, resulting in a gain of $183,701 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1990 and had a cost of approximately $546,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $211,500 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in a Property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the General Partner.

     In addition, in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The Property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Property was sold for approximately $120,300 in excess of its original purchase price. In December 1997, the Partnership reinvested its portion of the net sales proceeds from the sale of the Yuma, Arizona Property, along with funds from the sale of the wholly owned Property in Columbus, Indiana, in a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale.

     In June 1999, the Partnership sold its Property in Maryville, Tennessee, to the tenant in accordance with the purchase option under the lease agreement for $1,068,802 and received net sales proceeds of $1,059,954, resulting in a gain of $188,691 for financial reporting purposes. This Property was originally acquired by the Partnership in 1990 and had a cost of approximately $890,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $169,300 in excess of its original purchase price. In November 1999, the Partnership reinvested these net sales proceeds in a Property in Montgomery, Alabama, as tenants-in-common with an affiliate of the General Partners. The sale of the Property in Maryville, Tennessee and the reinvestment of the net sales proceeds in the Property in Montgomery, Alabama qualified as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code.

     In addition, in June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The Property was originally contributed to Halls Joint Venture in 1990 and had a total cost to the joint venture of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. The joint venture intends to reinvest the net sales proceeds in an additional Property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its Properties. In July 1999, the Partnership collected the outstanding principal balance of $235,564 relating to the promissory note accepted in connection with the 1995 sale of the Property in Jacksonville, Florida. The note bore an interest rate of ten percent per annum and was to be collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 to be due December 2005. In December 1999, the Partnership reinvested these amounts in Duluth Joint Venture with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each Florida limited partnerships and affiliates of the General Partners. The joint venture was formed to construct and hold one restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $119,100 to purchase land and pay for construction costs relating to the joint venture and has agreed to contribute additional amounts in 2000 for additional construction costs. When funding is completed, the Partnership expects to have an approximate11 percent interest in the profits and losses of this joint venture. As of December 31, 1999, the Partnership had an 11 percent interest in the profits and losses of this joint venture.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in additional Properties, or make distributions to the partners. At December 31, 1999, the Partnership had $925,348 invested in such short-term investments, as compared to $856,825 at December 31, 1998. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2 percent annually. The funds remaining at December 31, 1999, will be used for the payment of distributions and other liabilities.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based primarily on cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 1999, 1998, and 1997. This represents distributions of $0.090 per Unit for each of the years ended December 31, 1999, 1998, and 1997. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $143,688, $86,851, and $74,968, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $59,131 and $17,911, respectively, to affiliates for such amounts and accounting and administrative services. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. In addition, as of December 31, 1998, the Partnership owed $7,200 in real estate disposition fees to an affiliate as a result of its services in connection with the 1995 sale of the Property in Jacksonville, Florida. Because the General Partners initially considered not reinvesting the sales proceeds in an additional Property, the Partnership accrued $7,200 of a real estate disposition fee and therefore included these amounts in the determination of the gain on sale for financial reporting purposes during 1995. However, during the year ended December 31, 1999, the Partnership reinvested the net sales proceeds in an additional Property. Accordingly, the Partnership reversed this subordinated real estate disposition fee during the year ended December 31, 1999. Total liabilities, including distributions payable, of the Partnership increased to $782,001 at December 31, 1999, from $732,746 at December 31, 1998 primarily as a result of the Partnership accruing transaction costs relating to the proposed Merger with APF, as described in "Termination of Merger." The increase was partially offset by a decrease in rents paid in advance at December 31, 1999. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1997, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 31 wholly owned Properties (including two Properties which were sold during 1997). During 1998 and 1999, the Partnership and its consolidated joint venture, owned and leased 29 wholly owned Properties (including one Property which was sold in June 1999). In addition, during 1997, the Partnership and its consolidated joint venture was a co-venturer in four separate unconsolidated joint ventures which owned and leased nine Properties, and owned and leased three Properties with affiliates as tenants-in-common (including one Property in Yuma, Arizona which was sold in October 1997). During 1998, the Partnership and its consolidated joint venture, was a co-venturer in four separate unconsolidated joint ventures which owned and leased nine Properties, and owned and leased two Properties with affiliates as tenants-in-common. During 1999, the Partnership and its consolidated joint venture, was a co-venturer in five, separate unconsolidated joint ventures which owned and leased ten Properties (including one Property in Halls, Tennessee which was sold in June 1999), and owned and leased three Properties with affiliates as tenants-in-common. As of December 31, 1999, the Partnership and its consolidated joint venture, owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 40 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $22,100 to $191,900. Substantially all of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership and its consolidated joint venture, earned $2,318,042, $2,390,557, and $2,436,222, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1999, as compared to 1998, was primarily a result of the sale of the Property in Maryville, Tennessee, in June 1999, as described above in "Capital Resources." The decrease in rental and earned income during 1998 as compared to 1997, was attributable to a decrease in rental and earned income as a result of the sales of the Properties in Colorado Springs, Colorado; Hartland, Michigan; Columbus, Ohio and Dunnellon, Florida, in July 1996, October 1996, May 1997, and October 1997, respectively. Rental and earned income are expected to remain at reduced amounts in future years as a result of reinvesting the proceeds from the sales of the Properties in Hartland, Michigan; Columbus, Ohio and Dunnellon, Florida in joint ventures and in Properties owned with affiliates, as tenants-in-common, as described below. However, as a result of reinvesting in joint ventures and in Properties owned with affiliates, as tenants-in-common, net income earned by unconsolidated joint ventures increased in 1998 and 1999, as described below.

     For the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $76,601, $93,906, and $51,345, respectively, in contingent rental income. Contingent rental income was higher during 1998 than that earned during 1999, primarily due to the fact that during 1999, the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to actual amounts due in 1999. The increase in contingent rental income during 1998, as compared to 1997, was primarily a result of increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $186,933, $171,263, and $183,579, respectively, in interest and other income. The increase in interest and other income during 1999, as compared to 1998, was primarily due to an increase in interest income earned on net sales proceeds relating to the sale of the Property in Maryville, Tennessee, pending the reinvestment of the net sales proceeds in an additional Property. In November 1999, these net sales proceeds were invested in an IHOP Property in Montgomery, Alabama, as described above in "Capital Resources".

     For the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $429,997, $311,081, and $267,251, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by unconsolidated joint ventures during 1999, as compared to 1998, was partially due to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, recognized a gain of approximately $239,300, approximately $122,000 of which was allocated to the Partnership for financial reporting purposes as a result of the sale of its Property. Because the joint venture intends to reinvest the sales proceeds in an additional Property, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on the results of operations of the joint venture. The increase in net income earned by joint ventures during the year ended 1998, as compared to 1997, was partially due to the fact that in February 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1996, of the Property in Hartland, Michigan, in CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same General Partners. In addition, the increase in net income earned by joint ventures during the year ended 1998, was partially due to the Partnership investing in a Property in Smithfield, North Carolina, in December 1997, with affiliates of the General Partners as tenants-in-common, as described above in "Capital Resources." In addition, the increase in net income earned by joint ventures during 1998 was partially offset by the fact that in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 48.33% interest. The tenancy-in-common recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Capital Resources."

     During the year ended December 31, 1999, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management of S.C., Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management of S.C., Inc. was the lessee under leases relating to seven restaurants and one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2000. In addition, during the year ended December 31, 1999, three Restaurant Chains, Golden Corral, Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from nine Properties owned by unconsolidated joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $637,069, $483,224, and $478,614 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999 and 1998, each as compared to the previous year, was partially due to the fact that the Partnership incurred $160,426 and $18,781, during 1999 and 1998, respectively, in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger". In addition, the increase in operating expenses during 1999, as compared to 1998, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business. The increase in operating expenses during 1998, as compared to 1997, was partially offset by a decrease in general operating and administrative expenses.

     In connection with the sale of its Property in Florence, South Carolina, during 1995, the Partnership recognized a gain for financial reporting purposes of $1,135, $1,025, and $926, for the years ended December 31, 1999, 1998, and 1997, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $124,143 at December 31, 1999 is being recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $97,300 from the sale of this Property was also deferred during 1995 and is being recognized as payments under the mortgage note are collected.

     As a result of the sale of the Property in Columbus, Indiana, during 1997, as described above in "Capital Resources," the Partnership recognized a loss of $19,739 for financial reporting purposes for the year ended December 31, 1997. In addition, as a result of the sale of the Property in Dunnellon, Florida, as described above in "Capital Resources" the Partnership recognized a gain for financial reporting purposes of $183,701 for the year ended December 31, 1997.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on income from operations. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Interest Rate Risk

     The Partnership has provided fixed rate mortgage notes to borrowers. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1999 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes:

                                Mortgage Notes
                                 Fixed Rates
                              ----------------
               2000           $      1,112,144
               2001                         --
               2002                         --
               2003                         --
               2004                         --
               Thereafter                   --
                              ----------------
                              $      1,112,144
                              ================


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS
                                    --------





                                                         Page
                                                         ----
Report of Independent Certified Public Accountants        18
Financial Statements:
     Balance Sheets                                       19
     Statements of Income                                 20
     Statements of Partners' Capital                      21
     Statements of Cash Flows                             22
     Notes to Financial Statements                        24

               Report of Independent Certified Public Accountants
               --------------------------------------------------



To the Partners
CNL Income Fund VII, Ltd.

In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statement statements. These financial statements and financial statements schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                         December 31,
                                                                  1999                 1998
                                                           ----------------     -----------------
                ASSETS
                ------

Land and buildings on operating leases, less
  accumulated depreciation                                      $13,984,334           $15,078,507
Net investment indirect financing leases                          3,273,155             3,365,392
Investment in joint ventures                                      4,605,906             3,327,934
Mortgage notes receivable, less deferred gain                       994,408             1,241,056
Cash and cash equivalents                                           925,348               856,825
Receivables, less allowance for doubtful accounts of
  $16,679 and $28,853, respectively                                  72,644                78,478
Prepaid expenses                                                     14,220                 4,116
Accrued rental income, less allowance for doubtful
 accounts of $9,845 in 1999 and 1998                              1,215,696             1,205,528
Other assets                                                         60,422                60,422
                                                           ----------------     -----------------

                                                                $25,146,133           $25,218,258
                                                           ================     =================

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                                $    96,894           $     2,885
Escrowed real estate taxes payable                                       --                 5,834
Distributions payable                                               675,000               675,000
Due to related parties                                               59,131                25,111
Rents paid in advance and deposits                                   10,107                49,027
                                                           ----------------     -----------------
     Total liabilities                                              841,132               757,857

Minority interest                                                   145,515               146,605

Partners' capital                                                24,159,486            24,313,796
                                                           ----------------     -----------------

                                                                $25,146,133           $25,218,258
                                                           ================     =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------


                                                                            Year Ended December 31,
                                                          1999                         1998                         1997
                                                ------------------------      ------------------------      ---------------------
Revenues:
  Rental income from operating leases                       $ 1,914,671                   $ 1,976,709                 $ 1,960,724
  Earned income from direct financing leases                    403,371                       413,848                     475,498
  Contingent rental income                                       76,601                        93,906                      51,345
  Interest and other income                                     186,933                       171,263                     183,579
                                               ------------------------      ------------------------           -----------------
                                                              2,581,576                     2,655,726                   2,671,146
                                               ------------------------      ------------------------           -----------------
Expenses:
  General operating and administrative                          139,519                       133,915                     143,173
  Professional services                                          28,903                        23,443                      23,546
  Real estate taxes                                                  --                            --                       2,979
  State and other taxes                                          14,422                         2,729                       4,560
  Depreciation                                                  293,799                       304,356                     304,356
  Transaction costs                                             160,426                        18,781                          --
                                               ------------------------      ------------------------           -----------------
                                                                637,069                       483,224                     478,614
                                               ------------------------      ------------------------           -----------------

Income Before Minority Interest in Income
  of Consolidated Joint Venture, Equity in
  Earnings of Unconsolidated Joint Ventures and
  Gain on Sale of Land and Buildings                          1,944,507                     2,172,502                   2,192,532

Minority Interest in Income of Consolidated
  Joint Venture                                                 (18,640)                      (18,590)                    (18,663)

Equity in Earnings of Unconsolidated Joint
  Ventures                                                      429,997                       311,081                     267,251

Gain on Sale of Land and Buildings                              189,826                         1,025                     164,888
                                               ------------------------      ------------------------            ----------------

Net Income                                                  $ 2,545,690                   $ 2,466,018                 $ 2,606,008
                                               ========================      ========================            ================

Allocation of Net Income
  General partners                                          $    25,187                   $    24,659                 $    24,300
  Limited partners                                            2,520,503                     2,441,359                   2,581,708
                                               ------------------------      ------------------------            ----------------

                                                            $ 2,545,690                   $ 2,466,018                 $ 2,606,008
                                               ========================      ========================            ================

Net Income Per Limited Partner Unit                         $     0.084                   $     0.081                 $     0.086
                                               ========================      ========================            ================

Weighted Average Number of
  Limited Partner Units Outstanding                          30,000,000                    30,000,000                  30,000,000
                                               ========================      ========================            =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                   Years Ended December 31, 1999, 1998, 1997


                                      General Partners                             Limited Partners
                                --------------------------   ---------------------------------------------------------
                                               Accumulated                                 Accumulated  Syndication
                                Contributions    Earnings    Contributions  Distributions   Earnings       Costs          Total
                                -------------  -----------   -------------  -------------  ------------ -------------  ----------
Balance, December 31, 1996      $      1,000   $   155,785   $  30,000,000  $ (17,477,623) $ 15,402,608 $  (3,440,000) $ 24,641,770

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                  --            --              --     (2,700,000)          --            --    (2,7000,000)
 Net income                               --        24,300              --            --      2,581,708           --      2,606,008
                                -------------  -----------   -------------  -------------  ------------ -------------  ------------
Balance, December 31, 1997             1,000       180,085      30,000,000    (20,177,623)   17,984,316    (3,440,000)   24,547,778

 Distributions to limited
   partners ($0.090 per
   limited partner unit)                 --            --               --     (2,700,000)            -           --    (2,7000,000)
 Net income                              --         24,659              --            --      2,441,359           --      2,466,018
                                -------------  -----------   -------------  -------------  ------------ -------------  ------------
Balance, December 31, 1998             1,000       204,744      30,000,000    (22,877,623)   20,425,675    (3,440,000)   24,313,796

Distributions to limited
   partners ($0.090 per
   limited partner unit)                  --           --              --      (2,700,000)          --            --    (2,7000,000)
 Net income                               --        25,187             --            --       2,520,503           --      2,545,690
                                -------------  -----------   -------------  -------------  ------------ -------------  ------------
Balance, December 31, 1999      $      1,000   $   229,931   $  30,000,000  $ (25,577,623) $ 22,946,178 $  (3,440,000) $ 24,159,486
                                =============  ===========   =============  =============  ============ =============  ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                           Year Ended December 31,
                                                             1999                    1998                    1997
                                                       ---------------         -----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents:

     Cash Flows from Operating Activities:
         Cash received from tenants                        $ 2,369,760               $ 2,435,937           $ 2,500,189
         Distributions from unconsolidated joint
              ventures                                         348,952                   376,557               300,696
         Cash paid for expenses                               (217,856)                 (187,925)             (140,819)
         Interest received                                     178,637                   166,406               180,393
                                                       ---------------         -----------------      ----------------
           Net cash provided by operating activities         2,679,493                 2,790,975             2,840,459
                                                       ---------------         -----------------      ----------------
     Cash Flows from Investing Activities:

         Proceeds from sale of land and buildings            1,059,954                        --               976,334
         Investment in joint ventures                       (1,196,927)                       --            (1,650,905)
         Collections on mortgage notes receivable              245,733                    10,811                 9,766
         Other                                                      --                    13,221                    --
                                                       ---------------         -----------------      ----------------
            Net cash provided by (used in) investing
               activities                                      108,760                    24,032              (664,805)
                                                       ---------------         -----------------      ----------------
     Cash Flows from Financing Activities:
         Distributions to limited partners                  (2,700,000)               (2,700,000)           (2,700,000)
         Distributions to holders of minority interest         (19,730)                  (19,499)              (19,766)
                                                       ---------------         -----------------      ----------------
            Net cash used in financing activities           (2,719,730)               (2,719,499)           (2,719,766)
                                                       ---------------         -----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents            68,523                    95,508              (544,112)
Cash and Cash Equivalents at Beginning of  Year                856,825                   761,317             1,305,429
                                                       ----------------        -----------------      ----------------
Cash and Cash Equivalents at End of Year                   $   925,348                 $ 856,825           $   761,317
                                                       ================        =================      ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------

                                                                             Year Ended December 31,
                                                               1999                    1998                    1997
                                                         ----------------       -----------------       ----------------
Reconciliation of Net Income to Net Cash Provided
  by Operating Activities:

    Net Income                                              $2,545,690             $2,466,018                 $2,606,008
                                                         -------------          -------------           ----------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                            293,799                304,356                    304,356
       Minority interest in income of consolidated
         joint venture                                          18,640                 18,590                     18,663
       Gain on sale of land and buildings                     (189,826)                (1,025)                  (164,888)
       Equity in earnings of unconsolidated joint
         ventures, net of distributions                        (81,045)                65,476                     33,445
       Decrease (increase) in receivables                        5,834                (27,330)                    17,173
       Increase in interest receivable                           2,050                     --                         --
       Decrease (increase) in prepaid expenses                 (10,104)                   639                       (101)
       Decrease in net investment in direct financing
         leases                                                 92,237                 81,760                     76,941
       Increase in accrued rental income                       (81,057)               (90,896)                  (102,142)
       Increase (decrease) in accounts payable
        and accrued expenses                                    88,175                 (5,197)                     3,222

       Increase (decrease) in due to related parties            34,020                 (9,772)                    25,816
       Increase (decrease) in rents paid in
         advance and deposits                                  (38,920)               (11,644)                    21,966
                                                         -------------          -------------           ----------------
           Total adjustments                                   133,803                324,957                    234,451
                                                          ------------           ------------            ---------------
Net Cash Provided by Operating Activities                   $2,679,493             $2,790,975                 $2,840,459
                                                         -------------          -------------           ----------------
Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at December 31     $  675,000             $  675,000                 $  675,000
                                                         =============          =============          =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     --------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

                            CNL INCOME FUND VII, LTD
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The Partnership's investments in Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and Duluth Joint Venture, and a property in Smithfield, North Carolina, a property in Miami, Florida, and a property in Montgomery, Alabama, for which each of the three properties is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

                            CNL INCOME FUND VII, LTD
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                          1999                 1998
                                                   ---------------      ---------------
          Land                                         $ 8,010,699          $ 8,430,465
          Buildings                                      8,576,088            9,121,968
                                                   ---------------      ---------------
                                                        16,586,787           17,552,433

          Less accumulated depreciation                 (2,602,453)          (2,473,926)
                                                   ---------------      ---------------
                                                       $13,984,334          $15,078,507
                                                   ===============      ===============

                            CNL INCOME FUND VII, LTD
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     In June 1999, the Partnership sold its property in Maryville, Tennessee to the tenant in accordance with the purchase option under the lease agreement for $1,068,802 and received net sales proceeds of $1,059,954, resulting in a gain of $188,691 for financial reporting purposes. This property was originally acquired by the Partnership in 1990 at a cost of approximately $890,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $169,300 in excess of its original purchase price. The Partnership reinvested the net sales proceeds in an additional property as tenants-in-common with CNL Income Fund IX, Ltd., a Florida limited partnership and affiliate of the general partners (see Note 5).

     Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $81,057, $90,896, and $102,142 (net of $11,159 in reserves), respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:


               2000               $ 1,797,707
               2001                 1,894,674
               2002                 1,906,677
               2003                 1,887,272
               2004                 1,886,255
               Thereafter           8,719,250
                                  -----------
                                  $18,091,835
                                  ===========


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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                   Years Ended December 31, 1999, 1998, 1997


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                      1999                 1998
                                                               ----------------     ----------------
     Minimum lease payments receivable                              $ 5,419,945          $ 5,915,553
     Estimated residual values                                        1,008,935            1,008,935
     Less unearned income                                            (3,155,725)          (3,559,096)
                                                               ----------------     ----------------
     Net investment in direct financing leases                      $ 3,273,155          $ 3,365,392
                                                               ================     ================

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

                    2000                            $    495,609
                    2001                                 496,766
                    2002                                 496,766
                    2003                                 496,766
                    2004                                 496,766
                    Thereafter                         2,937,272
                                                    ------------
                                                    $  5,419,945
                                                    ============

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership has a 51.1% interest, an 18 percent interest, a 4.79% interest , and a 79 percent interest in the profits and losses of Halls Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 53 percent interest in a property in Smithfield, North Carolina, with an affiliate of the general partners, as tenants-in-common. Amounts relating to its investment are included in investment in joint ventures.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and affiliate of the general partners, to construct one restaurant property in Duluth, Georgia. As of December 31, 1999, the Partnership contributed approximately $119,100 to purchase land and pay for construction costs relating to the joint venture and has agreed to contribute additional amounts in 2000 for additional construction costs. As of December 31, 1999, the Partnership owned an 11 percent interest in the profits and losses of the joint venture. When funding is complete, the Partnership expects to have an approximate 11 percent interest in the profits and losses of the joint venture.

     In June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $219,900 in excess of it original purchase price.

     In November 1999, the Partnership used a portion of the net sales proceeds from the sale of the Property in Maryville, Tennessee to acquire a property in Montgomery, Alabama as tenants-in-common with CNL Income Fund IX, ltd. a Florida limited partnership and affiliate of the general partners. Amounts relating to its investment are included in investment in joint ventures. As of December 31, 1999, the Partnership owned a 71 percent interest in this property.

     CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Des Moines Real Estate joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and the Partnership and affiliates as tenants-in-common in three separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents property to an operator of national fast-food or family-style restaurants.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The following presents the combined, condensed financial information for the joint ventures and the three properties held as tenants-in-common with affiliates at December 31:

                                                                              1999                 1998
                                                                       ----------------     ----------------
          Land and buildings on operating leases,
           less accumulated depreciation                                    $11,427,388          $10,612,379
          Net investment in direct financing lease                              932,696                   --
          Cash                                                                  962,409                3,763
          Receivables                                                            39,213               21,249
          Accrued rental income                                                 148,868              178,775
          Other assets                                                            1,917                1,116
          Liabilities                                                            68,783                8,916
          Partners' capital                                                  13,443,708           10,808,366
          Revenues                                                            1,297,799            1,324,602
          Gain on sale of land and building                                     239,336                   --
          Net income                                                          1,246,689            1,028,391

     The Partnership recognized income totaling $429,997, $311,081, and $267,251 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures and the three properties held as tenants-in-common with affiliates.

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

     In addition, the Partnership accepted a promissory note in the principal sum of $240,000 in connection with the sale of its property in Jacksonville, Florida in December 1995. The note was collateralized by a mortgage on the property. The promissory note bore interest at a rate of ten percent per annum and was to be collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due in December 2005. During the year ended December 31, 1999, the Partnership collected the outstanding principal balance of $235,564 (plus accrued interest) relating to the promissory note.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Mortgage Notes Receivable - Continued:
     -------------------------------------

     The mortgage notes receivable consisted of the following at December 31:

                                                                 1999                  1998
                                                           -----------------     ----------------
          Principal balance                                $       1,112,144     $      1,357,877
          Accrued interest receivable                                  6,407                8,457
          Less deferred gain on sale of land and
           building                                                 (124,143)            (125,278)
                                                           -----------------     ----------------
                                                           $         994,408     $      1,241,056
                                                           =================     ================

     The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1999 and 1998, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

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

     Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the Partnership is, in general, allocated first, on a

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Allocations and Distributions - Continued:
     -----------------------------------------

     pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations, of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During each of the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $2,700,000. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                      1999                    1998                   1997
                                                                ---------------          --------------         --------------
     Net income for financial reporting purposes                     $2,545,690              $2,466,018             $2,606,008

     Depreciation for tax reporting purposes in excess
      of depreciation for financial reporting
      purposes                                                          (19,957)                (16,795)               (25,552)

     Gain on sale of land and buildings for financial
      reporting purposes in excess of gain for tax
      reporting purposes                                               (188,377)                   (246)              (178,348)

     Direct financing leases recorded as operating
      leases for tax reporting purposes                                  92,237                  81,760                 76,941

     Equity in earnings of unconsolidated joint
      ventures for tax reporting purposes in excess
      of (less than) equity in earnings of
      unconsolidated joint ventures for financial
       reporting purposes                                                54,093                  11,026                (55,911)

     Accrued rental income                                              (81,057)                (90,896)              (102,142)

     Rents paid in advance                                              (48,027)                (12,644)                21,966

     Minority interest in timing differences of
      unconsolidated joint venture                                          981                     982                    981

     Allowance for uncollectible accounts                               (12,174)                 (4,106)                    --

     Capitalization of transaction costs for tax
      reporting purposes                                                160,425                  18,781                     --

     Other                                                                   --                      --                (10,275)
                                                                ---------------          --------------         --------------

     Net income for federal income tax purposes                      $2,503,834              $2,453,880             $2,333,668
                                                                ===============          ==============         ==============

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the properties held as tenants-in-common with affiliates, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fee will be due or payable for such year.
     As a result of such threshold, no management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1999, 1998, and 1997.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliate provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $102,417, $87,256, and $77,078 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties consisted of the following at December 31:

                                                                         1999            1998
                                                                    ------------    ------------
               Due to the Advisor and its affiliates:
                Expenditures incurred on behalf
                  of the Partnership                                $     10,859    $     10,111
                Accounting and administrative
                  services                                                48,272           7,800
                Deferred, subordinated real estate
                  disposition fee                                             --           7,200
                                                                    ------------    ------------
                                                                    $     59,131    $     25,111
                                                                    ============    ============

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental, earned, and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the three properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                      1999              1998              1997
                                                 -------------     -------------     -------------
               Golden Corral Corporation            $712,877          $732,650          $625,724
               Restaurant Management
                Services, Inc.                       456,440           448,691           444,069
               Waving Leaves, Inc.                   295,176           300,546               N/A
               Flagstar Enterprises, Inc.                N/A               N/A           307,738

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the three properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                 1999              1998              1997
                                            -------------     -------------     -------------
          Golden Corral Family
            Steakhouse Restaurant              $712,877          $732,650          $625,724
          Burger King                           380,586           469,984           466,626
          Hardees                               443,819           451,348           447,074

     The information denoted by N/A indicates that for each period presented, the tenant did not represent more than ten percent of the Partnership's total rental, earned, and mortgage interest income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.  Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

            Title of Class                    Name of Partner              Percent of Class
            --------------                    ---------------              ----------------
     General Partnership Interests         James M. Seneff, Jr.                     45%
                                           Robert A. Bourne                         45%
                                           CNL Realty Corporation                   10%
                                                                             ---------
                                                                                   100%
                                                                             =========

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                        Amount Incurred
     Type of Compensation                                                                 For the Year
        and Recipient                       Method of Computation                   Ended December 31, 1999
------------------------------       ------------------------------------      ---------------------------------
Reimbursement to affiliates for      Operating expenses are reimbursed at      Operating expenses incurred on behalf
operating expenses                   the lower of cost or 90 percent of the    of the Partnership:
                                     prevailing rate at which comparable       $143,688
                                     services could have been obtained in
                                     the same geographic area.  Affiliates     Accounting and administrative services:
                                     of the General Partners from time to      $102,417
                                     time incur certain operating expenses
                                     on behalf of the Partnership for which
                                     the Partnership reimburses the
                                     affiliates without interest.


Annual, subordinated management      One percent of the sum of gross                         $-0-
fee to affiliates                    operating revenues from Properties
                                     wholly owned by the Partnership plus
                                     the Partnership's allocable share of
                                     gross revenues of joint ventures in
                                     which the Partnership is a co-venturer
                                     and the Properties owned with
                                     affiliates as tenants-in-common,
                                     subordinated to certain minimum returns
                                     to the Limited Partners.  The
                                     management fee will not exceed
                                     competitive fees for comparable
                                     services.  Due to the fact that these
                                     fees are non-cumulative, if the Limited
                                     Partners have not received their 10%
                                     Preferred Return in any particular
                                     year, no management fees will be due or
                                     payable for such year.

                                                                                      Amount Incurred
     Type of Compensation                                                                For the Year
       and Recipient                         Method of Computation                 Ended December 31, 1999
------------------------------       ---------------------------------         ---------------------------------
Deferred, subordinated real estate   A deferred, subordinated real estate                    $-0-
disposition fee payable to           disposition fee, payable upon sale of
affiliates                           one or more Properties, in an amount
                                     equal to the lesser of (i) one-half of
                                     a competitive real estate commission,
                                     or (ii) three percent of the sales
                                     price of such Property or Properties.
                                     Payment of such fee shall be made only
                                     if affiliates of the General Partners
                                     provide a substantial amount of
                                     services in connection with the sale of
                                     a Property or Properties and shall be
                                     subordinated to certain minimum returns
                                     to the Limited Partners.  However, if
                                     the net sales proceeds are reinvested
                                     in a replacement Property, no such real
                                     estate disposition fee will be incurred
                                     until such replacement Property is sold
                                     and the net sales proceeds are
                                     distributed.

General Partners' deferred,          A deferred, subordinated share equal to                 $-0-
sub-ordinated share of               one percent of Partnership
Partnership net cash flow            distributions of net cash flow,
                                     subordinated to certain minimum returns
                                     to the Limited Partners.


General Partners' deferred,          A deferred, subordinated share equal to                 $-0-
sub-ordinated share of               five percent of Partnership
Partnership net sales proceeds       distributions of such net sales
from a sale or sales not in          proceeds, subordinated to certain
liquidation of the Partnership       minimum returns to the Limited Partners.

                                                                                        Amount Incurred
Type of Compensation                                                                     For the Year
and Recipient                                Method of Computation                  Ended December 31, 1999
------------------------------       --------------------------------------    ---------------------------------
General Partners' share of           Distributions of net sales proceeds                     $-0-
Partnership net sales proceeds       from a sale or sales of substantially
from a sale or sales in              all of the Partnership's assets will be
liquidation of the Partnership       distributed in the following order or
                                     priority: (i) first, to pay all debts
                                     and liabilities of the Partnership and
                                     to establish reserves; (ii) second, to
                                     Partners with positive capital account
                                     balances, determined after the
                                     allocation of net income, net loss,
                                     gain and loss, in proportion to such
                                     balances, up to amounts sufficient to
                                     reduce such balances to zero; and (iii)
                                     thereafter, 95% to the Limited Partners
                                     and 5% to the General Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1. Financial Statements

               Report of Independent Certified Public Accountants

               Balance Sheets at December 31, 1999 and 1998

               Statements of Income for the years ended December 31, 1999, 1998, and 1997

               Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

               Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

               Notes to Financial Statements

          2. Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997

               Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Schedule IV - Mortgage Loans on Real Estate at December 31, 1999

               All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

          3. Exhibits

               3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

               4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

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

          27   Financial Data Schedule (Filed herewith.)

     (b) The Registrant filed no reports on Form 8-K during the period from October 1, 1999 through December 31, 1999.

     (c)  Not applicable.

     (d)  Other Financial Information

          The Partnership is required to file audited financial information of its tenant, Golden Corral Corporation, as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1999. Corral Corporation is a privately-held company and its financial information is not available at this time to the Partnership to include in this filing. The Partnership will provide this information in a 10-K/A at such time as it become available to the Partnership.

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                              CNL INCOME FUND VII, LTD.

                                              By:  CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE, President


                                              By:  ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE

                                              By:  JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   ------------------------
                                                   JAMES M. SENEFF, JR.

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

      Signature                                             Title                                    Date
      ---------                                             -----                                    ----
/s/ Robert A. Bourne                           President, Treasurer and  Director                March 23, 2000
--------------------                           (Principal    Financial    and  Accounting
Robert A. Bourne                               Officer)

/s/ James M. Seneff, Jr.                       Chief Executive Officer and Director              March  23, 2000
------------------------                       (Principal Executive  Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                                            Additions                                    Deductions
                                           -------------------------------------------     --------------------------------
                                                                                             Collected
                                                                                             or Deter-
                             Balance at     Charged to    Charged to        Deemed            mined to           Balance
                             Beginning       Costs and      Other          Uncollec-           be Col-           at End
  Year     Description        of Year        Expenses     Accounts           tible            lectible          of Year
------   ---------------     -----------   ------------   ----------       ----------      -------------     -------------
1997      Allowance for
             doubtful
             accounts (a)    $   54,020   $         --   $     5,000  (b) $    10,497  (c)  $      5,719     $      42,804
                             ==========   ============   ===========      ===========       ============     =============

1998      Allowance for
             doubtful
             accounts (a)    $   42,804   $      1,454   $       159  (b) $        --  (c)  $      5,719     $      38,698
                             ==========   ============   ===========      ===========       ============     =============

1999      Allowance for
             doubtful
             accounts (a)    $   38,698   $         --   $        --  (b) $     6,455  (c)  $      5,719     $      26,524
                             ==========   ============   ===========      ===========       ============     =============

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                         Costs Capitalized
                                                                           Subsequent To            Gross Amount at Which
                                                  Initial Cost             Acquisition           Carried at Close of Period (c)
                                          --------------------------  --------------------- ------------------------------------
                                   Encum-              Buildings and  Improve-   Carrying            Buildings and
                                  brances   Land        Improvements   ments     Costs       Land    Improvements      Total
                                  ------- ----------  --------------  -------   ----------- -------- ------------  -------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Boston Market Restaurant:
       Marietta, Georgia             -      $534,421   $507,133            -        -       $534,421   $507,133    $1,041,554

     Burger King Restaurants:
       Jefferson City, Tennessee     -       216,633    546,967            -        -        216,633    546,967       763,600
       Sierra Vista, Arizona         -       421,170          -            -        -        421,170         (f)      421,170

     Checkers Drive-In Restaurant:
       Winter Springs, Florida       -       397,536          -            -        -        397,536          -       397,536

     Church's Fried Chicken
       Restaurants:
           Gainesville, Florida (h)  -        79,395    124,653            -        -         79,395    124,653       204,048
           Daytona Beach, Florida    -       149,701          -            -        -        149,701          -       149,701

     Golden Corral Family
       Steakhouse Restaurants:
           Odessa, Texas             -       502,364    815,831            -        -        502,364    815,831     1,318,195
           Midland, Texas            -       481,748    857,185            -        -        481,748    857,185     1,338,933
           El Paso, Texas            -       745,506          -      802,132        -        745,506    802,132     1,547,638
           Harlingen, Texas          -       503,799          -      890,878        -        503,799    890,878     1,394,677

     Hardee's Restaurants:
       Akron, Ohio                   -       198,086          -            -        -        198,086         (f)      198,086
       Dalton, Ohio                  -       180,556          -            -        -        180,556         (f)      180,556
       Minerva, Ohio                 -       143,775          -            -        -        143,775         (f)      143,775
       Orrville, Ohio                -       176,169          -            -        -        176,169         (f)      176,169
       Seville, Ohio                 -       245,648          -            -        -        245,648         (f)      245,648
       Clinton, Tennessee            -       295,861          -            -        -        295,861         (f)      295,861

     Jack in the Box Restaurant:
       San Antonio, Texas            -       525,720          -      381,591        -        525,720    381,591       907,311

                                                                                 Life on Which
                                                                                Depreciation in
                                                            Date                 Latest Income
                                           Accumulated    of Con-     Date       Statement is
                                           Depreciation  struction  Acquired       Computed
                                           ------------  --------   --------    ---------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Boston Market Restaurant:
       Marietta, Georgia                        $53,577     1994     10/96            (b)

     Burger King Restaurants:
       Jefferson City, Tennessee                174,829     1988     01/90            (b)
       Sierra Vista, Arizona                          -     1990     06/90            (d)

     Checkers Drive-In Restaurant:
       Winter Springs, Florida                      (g)      -       07/94            (g)

     Church's Fried Chicken
       Restaurants:
           Gainesville, Florida (h)              37,225     1983     01/91            (b)
           Daytona Beach, Florida                     -     1985     01/91            (i)

     Golden Corral Family
       Steakhouse Restaurants:
           Odessa, Texas                        265,387     1990     03/90            (b)
           Midland, Texas                       278,291     1990     04/90            (b)
           El Paso, Texas                       248,258     1990     05/90            (b)
           Harlingen, Texas                     278,166     1990     06/90            (b)

     Hardee's Restaurants:
       Akron, Ohio                                    -     1990     11/90            (d)
       Dalton, Ohio                                   -     1990     11/90            (d)
       Minerva, Ohio                                  -     1990     11/90            (d)
       Orrville, Ohio                                 -     1990     11/90            (d)
       Seville, Ohio                                  -     1990     11/90            (d)
       Clinton, Tennessee                             -     1992     09/92            (d)

     Jack in the Box Restaurant:
       San Antonio, Texas                       119,949     1990     05/90            (b)

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                      Costs Capitalized
                                                                        Subsequent To              Gross Amount at Which
                                                Initial Cost             Acquisition          Carried at Close of Period (c)
                                         -------------------------  --------------------  --------------------------------------
                                Encum-               Buildings and   Improve-   Carrying              Buildings and
                                brances     Land     Improvements     ments       Costs       Land     Improvements    Total
                               --------  ----------  -------------  ----------  --------  ---------- -------------- ------------
  KFC Restaurants:
    Friendswood, Texas             -        161,906            -             -       -       161,906           (f)      161,906
    Arcadia, Florida               -        175,020      333,759             -       -       175,020      333,759       508,779

  Popeyes Famous Fried
    Chicken Restaurants:
      Jacksonville, Florida        -        128,398      139,768       136,262       -       128,398      276,030       404,428
      Lake City, Florida           -        130,300      254,747       139,099       -       130,300      393,846       524,146
      Jacksonville, Florida        -        142,490      137,396       134,259       -       142,490      271,655       414,145
      Brunswick, Georgia           -        104,720      251,955       150,888       -       104,720      402,843       507,563

  Rally's Restaurant:
    Toledo, Ohio                   -        281,880      196,608        47,002       -       281,880      243,610       525,490

  Shoney's Restaurants:
    Pueblo, Colorado               -        492,230      559,769             -       -       492,230      559,769     1,051,999
    Saddlebrook, Florida           -        427,238            -       765,532       -       427,238      765,532     1,192,770

  Taco Bell Restaurant:
    Detroit, Michigan              -        168,429            -       402,674       -       168,429      402,674       571,103
                                         ----------  -----------    ----------  ------    ---------- ------------   -----------

                                         $8,010,699   $4,725,771    $3,850,317       -    $8,010,699   $8,576,088   $16,586,787
                                         ==========  ===========    ==========  ======    ========== ============   ===========


Properties of Joint Venture in
 Which the Partnership has
 an 18% Interest and has
 Invested in Under Operating
 Leases:

  Burger King Restaurants:
    Columbus, Ohio                 -       $345,696     $651,985             -       -      $345,696     $651,985      $997,681
    San Antonio, Texas             -        350,479      623,615             -       -       350,479      623,615       974,094
    Pontiac, Michigan              -        277,192      982,200             -       -       277,192      982,200     1,259,392
    Raceland, Louisiana            -        174,019      986,879             -       -       174,019      986,879     1,160,898
    New Castle, Indiana            -        264,239      662,265             -       -       264,239      662,265       926,504
    Hastings, Minnesota            -        155,553      657,159             -       -       155,553      657,159       812,712
                                         ----------  -----------    ----------  ------   ----------- ------------   -----------

                                         $1,567,178   $4,564,103             -       -    $1,567,178   $4,564,103    $6,131,281
                                         ==========  ===========    ==========  ======   =========== ============   ===========

                                                                            Life on Which
                                                                           Depreciation in
                                                    Date                    Latest Income
                               Accumulated        of Con-       Date         Statement is
                               Depreciation      struction    Acquired         Computed
                               ------------     ----------    --------     ---------------
  KFC Restaurants:
    Friendswood, Texas                    -        1990        06/90             (d)
    Arcadia, Florida                104,639        1985        08/90             (b)

  Popeyes Famous Fried
    Chicken Restaurants:
      Jacksonville, Florida          87,450        1985        04/90             (b)
      Lake City, Florida            125,153        1985        04/90             (b)
      Jacksonville, Florida          86,237        1985        04/90             (b)
      Brunswick, Georgia            125,517        1974        04/90             (b)

  Rally's Restaurant:
    Toledo, Ohio                     73,016        1990        01/91             (b)

  Shoney's Restaurants:
    Pueblo, Colorado                174,934        1989        08/90             (b)
    Saddlebrook, Florida            244,132        1990        04/90             (b)

  Taco Bell Restaurant:
    Detroit, Michigan               125,693        1990        06/90             (b)
                                -----------

                                 $2,602,453
                                ===========


Properties of Joint Venture in
 Which the Partnership has
 an 18% Interest and has
 Invested in Under Operating
 Leases:

  Burger King Restaurants:
    Columbus, Ohio                $ 179,579        1986        09/91             (b)
    San Antonio, Texas              171,765        1986        09/91             (b)
    Pontiac, Michigan               270,531        1987        09/91             (b)
    Raceland, Louisiana             271,820        1988        09/91             (b)
    New Castle, Indiana             182,410        1988        09/91             (b)
    Hastings, Minnesota             181,004        1990        09/91             (b)
                                -----------

                                $ 1,257,109
                                ===========

                           CNL INCOME FUND VII, LTD.

                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                       Costs Capitalized
                                                                         Subsequent to                 Gross Amount at Which
                                               Initial Cost               Acquisition             Carried at Close of Period (c)
                                         --------------------------   -------------------    ---------------------------------------
                               Encum-                 Buildings and   Improve-   Carrying                 Buildings and
                               brances      Land      Improvements     ments       Costs        Land      Improvements      Total
                               -------   ----------   -------------   --------   --------    ----------   -------------   ----------
Property of Joint Venture in
   Which the Partnership has
   a 4.79% Interest and has
   Invested in Under an
   Operating Lease:

     Jack in the Box
      Restaurant:
       Des Moines, Washington     -      $  322,726      $  791,658          -          -    $  322,726      $  791,658   $1,114,384
                                         ==========      ==========   ========   ========    ==========      ==========   ==========

Property of Joint Venture in
   Which the Partnership has
   a 79% Interest and has
   Invested in Under an
   Operating Lease:

     Jack in the Box
      Restaurant:
       Mansfield, Texas           -      $  297,295      $  482,914          -          -    $  297,295      $  482,914   $  780,209
                                         ==========      ==========   ========   ========    ==========      ==========   ==========

Property in Which the
   Partnership has a 53%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating
   Lease:

     Golden Corral Restaurant:
      Smithfield, North
       Carolina                   -      $  264,272      $1,155,018          -          -    $  264,272      $1,155,018   $1,419,290
                                         ==========      ==========   ========   ========    ==========      ==========   ==========

Property in Which the
   Partnership has a 35.64%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating
   Lease:

     Chevy's Fresh Mex
      Restaurant:
       Miami, Florida             -      $  976,357      $  974,016          -          -    $  976,357      $  974,016   $1,950,373
                                         ==========      ==========   ========   ========    ==========      ==========   ==========

Property of Joint Venture
   in Which the Partnership
   has an 11% Interest
   and had Invested in Under
   an Operating Lease

     Roadhouse Grill
      Restaurant:
       Duluth, Georgia            -      $1,083,153               -          -          -    $1,083,153              (j)  $1,083,153
                                         ==========      ==========   ========   ========    ==========                   ==========

                                                                                  Life on Which
                                                                                 Depreciation in
                                                            Date                  Latest Income

                                         Accumulated       of Con-      Date       Statement is
                                         Depreciation     struction   Acquired       Computed
                                         ------------     ---------   --------   ---------------
Property of Joint Venture in
   Which the Partnership has
   a 4.79% Interest and has
   Invested in Under an
   Operating Lease:

     Jack in the Box
      Restaurant:
       Des Moines, Washington                $190,284        1992      10/92           (b)
                                             ========

Property of Joint Venture in
   Which the Partnership has
   a 79% Interest and has
   Invested in Under an
   Operating Lease:

     Jack in the Box
      Restaurant:
       Mansfield, Texas                      $ 45,061        1997      02/97           (b)
                                             ========

Property in Which the
   Partnership has a 53%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating
   Lease:

     Golden Corral
      Restaurant:
       Smithfield, North
       Carolina                              $ 77,951        1996      12/97           (b)
                                             ========

Property in Which the
   Partnership has a 35.64%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating
   Lease:

     Chevy's Fresh Mex
      Restaurant:
       Miami, Florida                        $ 65,023        1995      12/97           (b)
                                             ========

Property of Joint Venture
  in Which the Partnership
   has an 11% 11% Interest
   and had Invested in Under
   an Operating Lease

     Roadhouse Grill
      Restaurant:
       Duluth, Georgia                             (k)       (j)       12/99           (k)

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                        Costs Capitalized
                                                                          Subsequent To               Gross Amount at Which
                                                 Initial Cost              Acquisition           Carried at Close of Period (c)
                                         --------------------------  ------------------------  -----------------------------------
                               Encum-                Buildings and     Improve-    Carrying               Buildings and
                              brances       Land      Improvements     ments         Costs        Land      Improvements    Total
                              -------    ----------  -------------   ------------  --------    ---------- -------------- ---------

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

     Burger King Restaurant:
       Sierra Vista, Arizona     -                -              -       $333,212         -        -             (f)            (f)

     Hardee's Restaurants:
       Akron, Ohio               -                -        540,215              -         -        -             (f)            (f)
       Dalton, Ohio              -                -        490,656              -         -        -             (f)            (f)
       Minerva, Ohio             -                -        436,663              -         -        -             (f)            (f)
       Orrville, Ohio            -                -        446,337              -         -        -             (f)            (f)
       Seville, Ohio             -                -        487,630              -         -        -             (f)            (f)
       Clinton Tennessee         -                -        338,216              -         -        -             (f)            (f)

     KFC Restaurants:
       Friendswood, Texas        -                -              -        359,055         -        -             (f)            (f)

     Popeyes Famous Fried
       Chicken Restaurant:
       Jacksonville, Florida     -           78,842        146,035        142,348         -       (f)            (f)            (f)
                                         ----------    -----------   ------------  --------

                                         $   78,842     $2,885,752       $834,615         -
                                         ==========    ===========   ============  ========

Property in Which the
   Partnership has a 71%
   Interest and has Invested
   in Under a Direct
   Financing Lease:

     IHOP Restaurant:
       Montgomery, Alabama       -                -     $  933,873              -         -       (f)            (f)            (f)
                                         ==========     ==========    ===========  ========

Property in Which the
   Partnership  has a 71%
   Interest and has
   Invested in Under an
   Operating Lease

     IHOP Restaurant:
       Montgomery, Alabama       -       $  584,126              -              -           $584,126             (f)     $ 584,126
                                         ==========     ==========    ===========  ======== ========                     =========

                                                                                      Life on Which
                                                                                     Depreciation in
                                                            Date                      Latest Income
                                           Accumulated    of Con-          Date        Statement is
                                          Depreciation   struction       Acquired        Computed
                                          ------------  ----------      ---------   --------------
Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

     Burger King Restaurant:
       Sierra Vista, Arizona                   (d)        1990            06/90          (d)

     Hardee's Restaurants:
       Akron, Ohio                             (d)        1990            11/90          (d)
       Dalton, Ohio                            (d)        1990            11/90          (d)
       Minerva, Ohio                           (d)        1990            11/90          (d)
       Orrville, Ohio                          (d)        1990            11/90          (d)
       Seville, Ohio                           (d)        1990            11/90          (d)
       Clinton Tennessee                       (d)        1992            09/92          (d)

     KFC Restaurants:
       Friendswood, Texas                      (d)        1990            06/90          (d)

     Popeyes Famous Fried
       Chicken Restaurant:
       Jacksonville, Florida                   (e)        1985            04/90          (e)

Property in Which the
   Partnership has a 71%
   Interest and has Invested
   in Under a Direct
   Financing Lease:

     IHOP Restaurant:
       Montgomery, Alabama                     (d)        1998            11/99          (d)

Property in Which the
   Partnership  has a 71%
   Interest and has
   Invested in Under an
   Operating Lease

     IHOP Restaurant:
       Montgomery, Alabama                      -         1998            11/99          (d)

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997, are summarized as follows:

                                                                                                          Accumulated
                                                                               Cost                       Depreciation
                                                                           ------------------           ------------------
             Properties the Partnership has Invested
               in Under Operating Leases:

                 Balance, December 31, 1996                                $       17,795,761           $        1,865,214
                 Dispositions                                                        (243,328)                          --
                 Depreciation expense                                                      --                      304,356
                                                                           ------------------           ------------------

                 Balance, December 31, 1997                                        17,552,433                    2,169,570
                 Depreciation expense                                                      --                      304,356
                                                                           ------------------           ------------------

                 Balance, December 31, 1998                                        17,552,433                    2,473,926
                 Dispositions                                                        (965,646)                    (165,272)
                 Depreciation expense                                                      --                      293,799
                                                                           ------------------           ------------------

                 Balance, December 31, 1999                                $       16,586,787           $        2,602,453
                                                                           ==================           ==================

             Property of Joint Venture in Which the
               Partnership has  a 51.10% Interest and
               has Invested in Under an Operating
               Lease:

                 Balance, December 31, 1996                                $          714,367           $           98,994
                 Depreciation expense                                                      --                       14,347
                                                                           ------------------           ------------------

                 Balance, December 31, 1997                                           714,367                      113,341
                 Depreciation expense                                                      --                       14,347
                                                                           ------------------           ------------------

                 Balance, December 31, 1998                                           714,367                      127,688
                 Disposition                                                         (714,367)                    (133,744)
                 Depreciation expense                                                      --                        6,056
                                                                           ------------------           ------------------

                 Balance, December 31, 1999                                $               --           $               --
                                                                           ==================           ==================

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 ----------------------------------------------------------------------------

                               December 31, 1999

                                                                                                      Accumulated
                                                                                 Cost                 Depreciation
                                                                         -------------------      --------------------
Properties of Joint Venture in Which the
  Partnership has an 18% Interest and has
  Invested in Under Operating Leases:

     Balance, December 31, 1996                                          $         6,131,281       $           800,698
     Depreciation expense                                                                 --                   152,137
                                                                         -------------------       -------------------
      Balance, December 31, 1997                                                   6,131,281                   952,835
     Depreciation expense                                                                 --                   152,137
                                                                         -------------------       -------------------
      Balance, December 31, 1998                                                   6,131,281                 1,104,972
     Depreciation expense                                                                 --                   152,137
                                                                          ------------------       -------------------
      Balance, December 31, 1999                                          $        6,131,281       $         1,257,109
                                                                          ==================       ===================

Property of Joint Venture in Which
  the Partnership has a 4.79% Interest
  and has Invested in Under an
  Operating Lease:

     Balance, December 31, 1996                                           $        1,114,384       $           111,118
     Depreciation expense                                                                 --                    26,389
                                                                          ------------------       -------------------
     Balance, December 31, 1997                                                    1,114,384                   137,507
     Depreciation expense                                                                 --                    26,388
                                                                          ------------------       -------------------
     Balance, December 31, 1998                                                    1,114,384                   163,895
     Depreciation expense                                                                 --                    26,389
                                                                          ------------------       -------------------
     Balance, December 31, 1999                                           $        1,114,384       $           190,284
                                                                          ==================       ===================

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 ----------------------------------------------------------------------------

                               December 31, 1999


                                                                                                              Accumulated
                                                                              Cost                            Depreciation
                                                                      ----------------------              --------------------
Property in Which the Partnership has
  a 48.33%  Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

     Balance, December 31, 1996                                       $              881,033              $              51,440
     Depreciation expense                                                                 --                             17,383
     Dispositions                                                                   (881,033)                           (68,823)
                                                                      ----------------------              ---------------------
     Balance, December 31, 1997                                                           --                                 --
     Depreciation expense                                                                 --                                 --
                                                                      ----------------------              ---------------------

     Balance, December 31, 1998                                                           --                                 --
     Depreciation expense                                                                 --                                 --
                                                                      ----------------------              ---------------------

     Balance, December 31, 1999                                       $                   --              $                  --
                                                                      ======================              =====================

Property of Joint Venture in Which the
     Partnership has a 79% Interest and has
     Invested in Under an Operating
     Lease:

     Balance, December 31, 1996                                       $                   --              $                  --
     Acquisitions                                                                    780,209                                 --
     Depreciation expense                                                                 --                             12,778
                                                                      ----------------------              ---------------------

     Balance, December 31, 1997                                                      780,209                             12,778
     Depreciation expense                                                                 --                             16,186
                                                                      ----------------------              ---------------------

     Balance, December 31, 1998                                                      780,209                             28,964
     Depreciation expense                                                                 --                             16,097
                                                                      ----------------------              ---------------------

     Balance, December 31, 1999                                       $              780,209              $              45,061
                                                                      ======================              =====================

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 ----------------------------------------------------------------------------

                               December 31, 1999


                                                                                                              Accumulated
                                                                                    Cost                      Depreciation
                                                                         ------------------------      ------------------------
Property of Joint Venture in Which the
  Partnership has a 53% Interest as
  Tenants-in-Common and has Invested
  in Under an Operating Lease:

     Balance, December 31, 1996                                          $                     --      $                     --
     Acquisitions                                                                       1,419,290                            --
     Depreciation expense                                                                      --                           949
                                                                         ------------------------      ------------------------

     Balance, December 31, 1997                                                         1,419,290                           949
     Depreciation expense                                                                      --                        38,501
                                                                         ------------------------      ------------------------

     Balance, December 31, 1998                                                         1,419,290                        39,450
     Depreciation expense                                                                      --                        38,501
                                                                         ------------------------      ------------------------

      Balance, December 31, 1999                                         $              1,419,290      $                 77,951
                                                                         ========================      ========================

Property in Which the Partnership has a
  35.64% Interest as Tenants-in-
  Common and has Invested in Under an
  Operating Lease:

     Balance, December 31, 1996                                          $                     --      $                     --
     Acquisitions                                                                       1,950,373                            --
     Depreciation expense                                                                      --                            89
                                                                         ------------------------      ------------------------

     Balance December 31, 1997                                                          1,950,373                            89
     Depreciation                                                                              --                        32,467
                                                                         ------------------------      ------------------------

     Balance December 31, 1998                                                          1,950,373                        32,556
     Depreciation                                                                              --                        32,467
                                                                         ------------------------      ------------------------

     Balance December 31, 1999                                           $              1,950,373      $                 65,023
                                                                         ========================      ========================

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 ----------------------------------------------------------------------------

                               December 31, 1999

                                                                                  Accumulated
                                                           Cost                   Depreciation
                                                     -------------------      -------------------
Property of Joint Venture in Which the
  Partnership has a 11% Interest and has
  Invested in Under an Operating Lease:

     Balance, December 31, 1998                        $              --        $              --
     Acquisitions                                              1,083,153                       --
     Depreciation expense (j)                                         --                       --
                                                     -------------------      -------------------

     Balance December 31, 1999                         $       1,083,153        $              --
                                                     ===================      ===================
Property in Which the Partnership has a
  71% Interest and has Invested in
  Under an Operating Lease:

     Balance, December 31, 1998                        $              --        $              --
     Acquisitions                                                584,126                       --
     Depreciation expense (d)                                         --                       --
                                                     -------------------      -------------------

     Balance December 31, 1999                         $         584,126        $              --
                                                     ===================      ===================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $19,430,732 and $14,903,001, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                           CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 ----------------------------------------------------------------------------

                               December 31, 1999


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

(j)    Scheduled for completion in 2000.

(k) Property was not placed in service as of December 31, 1999; therefore no depreciation was taken.

                                 EXHIBIT INDEX

Exhibit Number
--------------

   3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

   4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

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