Form 10-Q
period 2000-03-31
CNL INCOME FUND VII LTD
filed 2000-05-11
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ______________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-2963871
----------------------------------              ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
----------------------------------              ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                           Condensed Statements of Cash Flows

                           Notes to Condensed Financial Statements

         Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About
                           Market Risk

Part II.

         Other Information

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,673,993 and
       $2,602,453, respectively                                               $ 13,912,794            $ 13,984,334
   Net investment in direct financing leases                                     3,248,301               3,273,155
   Investment in joint ventures                                                  4,585,517               4,605,906
   Mortgage notes receivable, less deferred gain of
       $123,841 and $124,143, respectively                                         991,979                 994,408
   Cash and cash equivalents                                                       980,677                 925,348
   Receivables, less allowance for doubtful accounts
       of $10,960 and $16,679, respectively                                          3,412                  72,644
   Prepaid expenses                                                                  6,626                  14,220
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2000 and 1999                                       1,232,172               1,215,696
   Other assets                                                                     60,422                  60,422
                                                                         ------------------     -------------------

                                                                              $ 25,021,900            $ 25,146,133
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   34,865              $   96,894
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           72,947                  59,131
   Rents paid in advance and deposits                                               71,892                  10,107
                                                                         ------------------     -------------------
       Total liabilities                                                           854,704                 841,132

   Minority interest                                                               145,274                 145,515

   Partners' capital                                                            24,021,922              24,159,486
                                                                         ------------------     -------------------

                                                                              $ 25,021,900            $ 25,146,133
                                                                         ==================     ===================


See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2000               1999
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                           $  471,446         $  492,724
    Earned income from direct financing leases                                        99,048            101,876
    Contingent rental income                                                           5,950              1,510
    Interest and other income                                                         51,969             39,558
                                                                               --------------    ---------------
                                                                                     628,413            635,668
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              45,434             35,336
    Professional services                                                             11,926              4,419
    State and other taxes                                                             14,430             13,055
    Depreciation                                                                      71,540             76,089
    Transaction costs                                                                 37,339             33,273
                                                                               --------------    ---------------
                                                                                     180,669            162,172
                                                                               --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures and
    Gain on Sale of Land and Building                                                447,744            473,496

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (4,712 )           (4,649 )

Equity in Earnings of Unconsolidated Joint Ventures                                   94,102             73,295

Gain on Sale of Land and Building                                                        302                273
                                                                               --------------    ---------------

Net Income                                                                        $  537,436         $  542,415
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                               $   5,374          $   5,424
    Limited partners                                                                 532,062            536,991
                                                                               --------------    ---------------

                                                                                  $  537,436         $  542,415
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                $   0.018          $   0.018
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                             30,000,000         30,000,000
                                                                               ==============    ===============

See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2000                  1999
                                                                        -------------------    ------------------

General partners:
    Beginning balance                                                          $   230,931            $  205,744
    Net income                                                                       5,374                25,187
                                                                        -------------------    ------------------
                                                                                   236,305               230,931
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           23,928,555            24,108,052
    Net income                                                                     532,062             2,520,503
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively)                                        (675,000 )          (2,700,000 )
                                                                        -------------------    ------------------
                                                                                23,785,617            23,928,555
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 24,021,922          $ 24,159,486
                                                                        ===================    ==================



See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2000               1999
                                                                            ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 732,574          $ 738,569
                                                                            ---------------    ---------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                      2,708              2,878
                                                                            ---------------    ---------------
          Net cash provided by investing activities                                  2,708              2,878
                                                                            ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (675,000 )         (675,000 )
       Distributions to holder of minority interest                                 (4,953 )           (4,910 )
                                                                            ---------------    ---------------
          Net cash used in financing activities                                   (679,953 )         (679,910 )
                                                                            ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                           55,329             61,537

Cash and Cash Equivalents at Beginning of Quarter                                  925,348            856,825
                                                                            ---------------    ---------------

Cash and Cash Equivalents at End of Quarter                                      $ 980,677          $ 918,362
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



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 1999.

         The Partnership accounts for its 83 percent interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 40 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $732,574 and $738,569 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as, demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $980,677 invested in such short-term investments, as compared to $925,348 at December 31, 1999. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $854,704 at March 31, 2000, from $841,132 at December 31, 1999. The increase in liabilities was primarily a result of an increase in rents paid in advance and deposits at March 31, 2000, as compared to December 31, 1999. The increase in liabilities was partially offset by a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains (which included one Property which was sold in 1999). During the quarter ended March 31, 2000, the Partnership and San Antonio #849 Joint Venture owned and leased 28 wholly owned properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership and San Antonio #849 Joint Venture earned $570,494 and $594,600, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the sale of the Partnership's Property in Maryville, Tennessee in June 1999. The Partnership reinvested the net sales proceeds in a Property in Montgomery, Alabama, as tenants-in-common with an affiliate of the general partners. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the general partners, as tenants-in-common.

         During the quarters ended March 31, 2000 and 1999, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements and owned three and two Properties, respectively, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $94,102 and $73,295, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that in 1999, the Partnership reinvested the net sales proceeds it received from the 1999 sale of a Property in Maryville, Tennessee in one Property with an affiliate of the general partners as tenants-in-common.

         Operating expenses, including depreciation expense, were $180,669 and $162,172 for the quarters ended March 31, 2000 and 1999, respectively.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $302 and $273 for the quarters ended March 31, 2000 and 1999, respectively.

Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through March 31, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol
         v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

         On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

         On April 25, 2000,  Judge Kirkwood  issued a Stipulated  Final Order of
         Dismissal  of  Consolidated  Action,   dismissing  the  action  without
         prejudice, with each party to bear its own costs and attorneys' fees.

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

         27          Financial Data Schedule (Filed herewith.)


(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2000


                                   CNL INCOME FUND VII, LTD.

                                   By: CNL REALTY CORPORATION
                                       General Partner


                                       By: /s/ James M. Seneff, Jr.
                                           -----------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Robert A. Bourne
                                           -----------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)