Form 10-Q
period 2000-06-30
CNL INCOME FUND VII LTD
filed 2000-08-10
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2963871
------------------------------------         ----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801-3336
------------------------------------         ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                             ----------------------------------


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



                                                                       Page

Part I.

         Item 1.   Financial Statements:

                     Condensed Balance Sheets                            1

                     Condensed Statements of Income                      2

                     Condensed Statements of Partners' Capital           3

                     Condensed Statements of Cash Flows                  4

                     Notes to Condensed Financial Statements             5-6

         Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operatio               7-10

         Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk                                     10

Part II.

         Other Information                                               11-13

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                   June 30,              December 31,
                                                                     2000                    1999
                                                               ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,561,269 and
       $2,602,453, respectively                                     $ 12,973,518            $ 13,984,334
   Net investment in direct financing leases                           3,222,682               3,273,155
   Investment in joint ventures                                        5,005,202               4,605,906
   Mortgage notes receivable, less deferred gain of
       $123,635 and $124,143, respectively                               999,778                 994,408
   Cash and cash equivalents                                           1,429,957                 925,348
   Receivables, less allowance for doubtful accounts
       of $10,960 and $16,679, respectively                                3,757                  72,644
   Prepaid expenses                                                       22,374                  14,220
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2000 and 1999                             1,208,702               1,215,696
   Other assets                                                           60,422                  60,422
                                                               ------------------     -------------------

                                                                    $ 24,926,392            $ 25,146,133
                                                               ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                 $     28,323            $     96,894
   Distributions payable                                                 675,000                 675,000
   Due to related parties                                                 81,478                  59,131
   Rents paid in advance and deposits                                     18,354                  10,107
                                                               ------------------     -------------------
       Total liabilities                                                 803,155                 841,132

   Minority interest                                                     144,949                 145,515

   Partners' capital                                                  23,978,288              24,159,486
                                                               ------------------     -------------------

                                                                    $ 24,926,392            $ 25,146,133
                                                               ==================     ===================

           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                   Six Months Ended
                                                                  June 30,                         June 30,
                                                            2000           1999              2000            1999
                                                         ------------   ------------     -------------    ------------
Revenues:
    Rental income from operating leases                    $ 463,274      $ 490,454        $  934,720      $  983,178
    Earned income from direct financing leases                98,284        101,201           197,332         203,077
    Contingent rental income                                     565          2,169             6,515           3,679
    Interest and other income                                 29,772         44,581            81,741          84,139
                                                         ------------   ------------     -------------    ------------
                                                             591,895        638,405         1,220,308       1,274,073
                                                         ------------   ------------     -------------    ------------

Expenses:
    General operating and administrative                      43,874         28,491            89,308          63,827
    Professional services                                      3,284          7,366            15,210          11,785
    State and other taxes                                         --             --            14,430          13,055
    Depreciation and amortization                             71,016         74,630           142,556         150,719
    Transaction costs                                         27,704         78,624            65,043         111,897
                                                         ------------   ------------     -------------    ------------
                                                             145,878        189,111           326,547         351,283
                                                         ------------   ------------     -------------    ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, and
    Gain on Sale of Land and Buildings                       446,017        449,294           893,761         922,790

Minority Interest in Income of Consolidated
    Joint Venture                                             (4,605 )       (4,631 )          (9,317 )        (9,280 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                  92,692        195,079           186,794         268,374

Gain on Sale of Land and Buildings                            97,262        188,971            97,564         189,244
                                                         ------------   ------------     -------------    ------------

Net Income                                                 $ 631,366      $ 828,713        $1,168,802      $1,371,128
                                                         ============   ============     =============    ============

Allocation of Net Income:
    General partners                                       $   6,314      $   8,053        $   11,688      $   13,477
    Limited partners                                         625,052        820,660         1,157,114       1,357,651
                                                         ------------   ------------     -------------    ------------

                                                           $ 631,366      $ 828,713        $1,168,802      $1,371,128
                                                         ============   ============     =============    ============

Net Income Per Limited Partner Unit                        $   0.021      $   0.027        $    0.039      $    0.045
                                                         ============   ============     =============    ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     30,000,000     30,000,000        30,000,000      30,000,000
                                                         ============   ============     =============    ============


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                   Six Months Ended               Year Ended
                                                       June 30,                  December 31,
                                                         2000                        1999
                                                ------------------------      --------------------

General partners:
    Beginning balance                                    $      230,931            $    205,744
    Net income                                                   11,688                  25,187
                                                ------------------------      --------------------
                                                                242,619                 230,931
                                                ------------------------      --------------------

Limited partners:
    Beginning balance                                        23,928,555              24,108,052
    Net income                                                1,157,114               2,520,503
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                   (1,350,000 )            (2,700,000 )
                                                ------------------------      --------------------
                                                             23,735,669              23,928,555
                                                ------------------------      --------------------

Total partners' capital                                  $   23,978,288           $  24,159,486
                                                ========================      ====================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Six Months Ended
                                                                         June 30,
                                                                  2000               1999
                                                             ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                    $1,289,939         $1,405,372
                                                             ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                    1,005,000          1,059,954
       Increase in restricted cash                                       --         (1,061,529 )
       Collections on mortgage notes receivable                       4,553              5,832
       Investment in joint venture                                 (435,000 )               --
                                                             ---------------    ---------------
          Net cash provided by investing activities                 574,553              4,257
                                                             ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                         (1,350,000 )       (1,350,000 )
       Distributions to holder of minority interest                  (9,883 )           (9,825 )
                                                             ---------------    ---------------
          Net cash used in financing activities                  (1,359,883 )       (1,359,825 )
                                                             ---------------    ---------------

Net Increase in Cash and Cash Equivalents                           504,609             49,804

Cash and Cash Equivalents at Beginning of Period                    925,348            856,825
                                                             ---------------    ---------------

Cash and Cash Equivalents at End of Period                       $1,429,957          $ 906,629
                                                             ===============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                 $  675,000          $ 675,000
                                                             ===============    ===============


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         In June 2000, the Partnership sold its property in Pueblo, Colorado to a third party for $1,005,000, resulting in a gain of $97,056 for financial reporting purposes. This property was originally acquired by the Partnership in August 1990 and had a cost of approximately $961,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $43,400 in excess of its original purchase price.

3.       Investment in Joint Ventures:

         In June 2000, the Partnership used a portion of the net sales proceeds received from the sale of the Partnership's property in Pueblo, Colorado, to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of June 30, 2000, the Partnership owned a 17.16% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


3.       Investment in Joint Ventures - Continued:

         CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and the Partnership and affiliates as tenants-in-common in three separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the three properties held as tenants-in-common with affiliates at:


                                                              June 30,                December 31,
                                                                2000                      1999
                                                         --------------------     ---------------------
            Land and buildings on operating leases,
                 less accumulated depreciation                  $ 14,126,023             $  11,427,388
            Net investment in direct financing lease                 927,524                   932,696
            Cash                                                     930,624                   962,409
            Receivables                                                4,115                    39,213
            Accrued rental income                                    176,451                   148,868
            Other assets                                                 963                     1,917
            Liabilities                                              370,988                    68,783
            Partners' capital                                     15,794,712                13,443,708
            Revenues                                                 672,209                 1,297,799
            Gain on sale of land and building                             --                   239,336
            Net income                                               528,831                 1,246,689

         The Partnership recognized income totaling $186,794 and $268,374 during the six months ended June 30, 2000 and 1999, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $92,692 and $195,079 was earned during the quarters ended June 30, 2000 and 1999, respectively.

4.       Termination of Merger:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 40 Properties, which included interests in eleven Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,289,939 and $1,405,372 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In June 2000, the Partnership sold its Property in Pueblo, Colorado to a third party for $1,005,000, resulting in a gain of $97,056 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1990 and had a cost of approximately $961,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $43,400 in excess of its original purchase price. In June 2000, the Partnership used a portion of these net sales proceeds to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The Partnership intends to reinvest the remaining proceeds in an additional Property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners or to reinvest in an additional Property. At June 30, 2000, the Partnership had $1,429,957 invested in such short-term investments, as compared to $925,348 at December 31, 1999. The increase in cash and cash equivalents was primarily due to the Partnership retaining a portion of the net sales proceeds from the sale of the Partnership's Property in Pueblo, Colorado, as described above. The funds remaining at June 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $803,155 at June 30, 2000, from $841,132 at December 31, 1999. The decrease in liabilities was primarily a result of a decrease in accounts payable at June 30, 2000, as compared to December 31, 1999. The decrease in liabilities was partially offset by an increase in due to related parties at June 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 2000 and 1999 ($675,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains (which included one Property which was sold in 1999). During the six months ended June 30, 2000, the Partnership and San Antonio #849 Joint Venture owned and leased 28 wholly owned properties to operators of fast-food and family-style restaurant chains (which included one Property sold in June 2000). In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership and San Antonio #849 Joint Venture earned $1,132,052 and $1,186,255, respectively, in rental income from operating leases and earned income from direct financing leases, $561,558 and $591,655 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in rental and earned income for the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily due to the sale of the Partnership's Properties in Maryville, Tennessee in June 1999 and in Pueblo, Colorado in June 2000. The Partnership reinvested the net sales proceeds from the Property in Maryville, Tennessee in a Property in Montgomery, Alabama, as tenants-in-common with an affiliate of the general partners and reinvested a portion of the net sales proceeds from the sale of the Property in Pueblo, Colorado in a joint venture arrangement. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the general partners as tenants-in-common and in a joint venture arrangement.

         During the six months ended June 30, 1999, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements (which included one Property in Halls Joint Venture which was sold in 1999) and owned two Properties, indirectly with affiliates of the general partners as tenants-in-common. During the six months ended June 30, 2000, the Partnership owned and leased ten Properties through joint venture arrangements and owned three Properties indirectly with affiliates of the general partners, as tenants-in-common. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $186,794 and $268,374, respectively, $92,692 and $195,079 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in net income earned by joint ventures was primarily due to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, recognized a gain of approximately $239,300. Approximately $122,000 of the joint venture's gain was allocated to the Partnership for financial reporting purposes. The decrease was partially offset by the fact that the Partnership reinvested the net sales proceeds received from the 1999 sale of a Property in Maryville, Tennessee and the 2000 sale of a Property in Pueblo, Colorado, in a Property with an affiliate of the general partners as tenants-in-common, and in a joint venture arrangement, as described in "Capital Resources," respectively.

         Operating expenses, including depreciation expense, were $326,547 and $351,283 for the six months ended June 30, 2000 and 1999, respectively, $145,878 and $189,111 of which were incurred during the quarters ended June 30, 2000 and 1999, respectively. Operating expenses decreased partially due to the fact that the Partnership incurred less transaction costs during the quarter and six months ended June 30, 2000 related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the merger as described below in "Termination of Merger." In addition, the decrease during the quarter and six months ended June 30, 2000 was partially attributable to a decrease in depreciation expense as a result of the sale of one Property in June 1999 and one Property in June 2000. The decrease in operating expenses was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $508 and $553 for the six months ended June 30, 2000 and 1999, respectively, $206 and $280 of which was recognized for the quarters ended June 30, 2000 and 1999, respectively. In addition, as a result of the sale of the Property in Pueblo, Colorado, as described above in "Capital Resources," the Partnership recognized a gain of $97,056 for financial reporting purposes during the quarter and six months ended June 30, 2000. As a result of the 1999 sale of the Partnership's Property in Maryville, Tennessee, the Partnership recognized a gain of $188,691 for financial reporting purposes during the quarter and six months ended June 30,1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through June 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
             M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

             On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                    27     Financial Data Schedule (Filed herewith.)


             (b)    Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 2000


                                        CNL INCOME FUND VII, LTD.

                                        By:  CNL REALTY CORPORATION
                                             General Partner



                                             By:/s/ James M. Seneff, Jr.
                                                -------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Robert A. Bourne
                                                -------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)