Form 10-Q
period 2000-09-30
CNL INCOME FUND VII LTD
filed 2000-11-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                       59-2963871
---------------------------------------              ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
---------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                     ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-13

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            13

Part II

   Other Information                                                     14-15

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                             September 30,           December 31,
                                                                 2000                    1999
                                                           ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation                                 $ 11,514,545            $ 13,984,334
   Net investment in direct financing leases                       2,873,609               3,273,155
   Investment in joint ventures                                    5,561,928               4,605,906
   Mortgage notes receivable, less deferred gain of
       $123,319 and $124,143, respectively                           997,218                 994,408
   Cash and cash equivalents                                       1,721,121                 925,348
   Restricted cash                                                 1,503,929                      --
   Receivables, less allowance for doubtful accounts
       of $16,679 for the year ended 1999                             24,209                  72,644
   Prepaid expenses                                                   25,919                  14,220
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2000 and 1999                         1,166,327               1,215,696
   Other assets                                                       60,422                  60,422
                                                           ------------------     -------------------

                                                                $ 25,449,227            $ 25,146,133
                                                           ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                               $   28,527             $    96,894
   Distributions payable                                             675,000                 675,000
   Due to related parties                                             92,180                  59,131
   Rents paid in advance and deposits                                  3,000                  10,107
                                                           ------------------     -------------------
       Total liabilities                                             798,707                 841,132

   Minority interest                                                 144,647                 145,515

   Partners' capital                                              24,505,873              24,159,486
                                                           ------------------     -------------------

                                                                $ 25,449,227            $ 25,146,133
                                                           ==================     ===================

           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                               Quarter Ended                  Nine Months Ended
                                                               September 30,                    September 30,
                                                            2000           1999              2000            1999
                                                         ------------   ------------     -------------    ------------

Revenues:
    Rental income from operating leases                     $441,670      $ 465,767        $1,376,390      $1,448,945
    Earned income from direct financing leases                96,044        100,506           293,376         303,583
    Contingent rental income                                   2,331          3,197             8,846           6,876
    Interest and other income                                 57,404         51,251           139,145         135,390
                                                         ------------   ------------     -------------    ------------
                                                             597,449        620,721         1,817,757       1,894,794
                                                         ------------   ------------     -------------    ------------

Expenses:
    General operating and administrative                      50,258         31,954           139,566          95,781
    Professional services                                      3,755          5,417            18,965          17,202
    State and other taxes                                         --             --            14,430          13,055
    Depreciation and amortization                             64,742         71,540           207,298         222,259
    Transaction costs                                             --         58,043            65,043         169,940
                                                         ------------   ------------     -------------    ------------
                                                             118,755        166,954           445,302         518,237
                                                         ------------   ------------     -------------    ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, and
    Gain on Sale of Land and Buildings                       478,694        453,767         1,372,455       1,376,557

Minority Interest in Income of Consolidated
    Joint Venture                                             (4,710 )       (4,674 )         (14,027 )       (13,954 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                 108,790         73,394           295,584         341,768

Gain on Sale of Land and Buildings                           619,811            287           717,375         189,531
                                                         ------------   ------------     -------------    ------------

Net Income                                                $1,202,585      $ 522,774        $2,371,387      $1,893,902
                                                         ============   ============     =============    ============

Allocation of Net Income:
    General partners                                      $   10,391      $   5,228        $   22,079      $   18,705
    Limited partners                                       1,192,194        517,546         2,349,308       1,875,197
                                                         ------------   ------------     -------------    ------------

                                                          $1,202,585      $ 522,774        $2,371,387      $1,893,902
                                                         ============   ============     =============    ============

Net Income Per Limited Partner Unit                       $    0.040      $   0.017        $    0.078      $    0.063
                                                         ============   ============     =============    ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     30,000,000     30,000,000        30,000,000      30,000,000
                                                         ============   ============     =============    ============


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Nine Months Ended                Year Ended
                                                 September 30,                 December 31,
                                                      2000                         1999
                                            -------------------------      ---------------------

General partners:
    Beginning balance                                   $    230,931                $   205,744
    Net income                                                22,079                     25,187
                                            -------------------------      ---------------------
                                                             253,010                    230,931
                                            -------------------------      ---------------------

Limited partners:
    Beginning balance                                     23,928,555                 24,108,052
    Net income                                             2,349,308                  2,520,503
    Distributions ($0.0675 and $0.090 per
       limited partner unit, respectively)                (2,025,000 )               (2,700,000 )
                                            -------------------------      ---------------------
                                                          24,252,863                 23,928,555
                                            -------------------------      ---------------------

Total partners' capital                                $  24,505,873              $  24,159,486
                                            =========================      =====================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Nine Months Ended
                                                                   September 30,
                                                              2000                1999
                                                         ----------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                 $1,942,752         $2,072,209
                                                         ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                 3,397,334          1,059,954
       Increase in restricted cash                            (1,503,682 )       (1,061,529 )
       Return of capital from joint venture                      460,885                 --
       Investment in joint ventures                           (1,469,000 )               --
       Collections on mortgage notes receivable                    7,379            243,093
                                                         ----------------    ---------------
          Net cash provided by investing activities              892,916            241,518
                                                         ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                      (2,025,000 )       (2,025,000 )
       Distributions to holder of minority interest              (14,895 )          (14,774 )
                                                         ----------------    ---------------
          Net cash used in financing activities               (2,039,895 )       (2,039,774 )
                                                         ----------------    ---------------

Net Increase in Cash and Cash Equivalents                        795,773            273,953

Cash and Cash Equivalents at Beginning of Period                 925,348            856,825
                                                         ----------------    ---------------

Cash and Cash Equivalents at End of Period                    $1,721,121         $1,130,778
                                                         ================    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                             $  675,000         $  675,000
                                                         ================    ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                               September 30,         December 31,
                                                                   2000                  1999
                                                             ------------------    -----------------

                   Land                                            $ 7,012,561          $ 8,010,699
                   Building                                          6,671,945            8,576,088
                                                             ------------------    -----------------
                                                                    13,684,506           16,586,787
                   Less accumulated depreciation                    (2,169,961 )         (2,602,453 )
                                                             ------------------    -----------------

                                                                  $ 11,514,545         $ 13,984,334
                                                             ==================    =================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In June 2000, the Partnership sold its property in Pueblo, Colorado to a third party for $1,005,000, resulting in a gain of approximately $97,100 for financial reporting purposes. This property was originally acquired by the Partnership in August 1990 and had a cost of approximately $961,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $43,400 in excess of its original purchase price.

         In September, the Partnership sold three properties in Jacksonville, Florida, one property in Brunswick, Georgia and one property in Lake City, Florida, to a third party for $2,404,835 and received net sales proceeds of approximately $2,392,300 resulting in a gain of approximately $619,500 for financial reporting purposes. These properties were originally acquired by the partnership in April and November of 1990 and had a cost of approximately $2,100,214, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $292,100 in excess of their original purchase price.

3.       Investment in Joint Ventures:

         In June 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement. As of September 30, 2000, the Partnership and the joint venture partner had liquidated the joint venture and the Partnership had received approximately $460,900 representing its pro rata share of the liquidation proceeds of the joint venture.

         In 2000, the Partnership used the liquidation proceeds received from the liquidation of Halls Joint Venture, as described above, to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of September 30, 2000, the Partnership owned a 17.16% interest in the profits and losses of the joint venture.

         In August 2000, the Partnership reinvested the majority of the net sales proceeds from the 2000 sale of the Property in Pueblo, Colorado, in a Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund XII, Ltd. ("CNL XII"), an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership and CNL

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Investment in Joint Ventures - Continued:

         XII acquired this Property from CNL BB Corp., an affiliate of the general partners. As of September 30, 2000, the Partnership owned a 43 percent interest in the Property in Colorado Springs, Colorado.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                      September 30,            December 31,
                                                                          2000                     1999
                                                                   --------------------    ---------------------
             Land and buildings on operating leases,
                  less accumulated depreciation                           $ 16,929,651            $  11,427,388
             Net investment in direct financing lease                          924,841                  932,696
             Cash                                                              224,624                  962,409
             Receivables                                                         6,470                   39,213
             Accrued rental income                                             201,470                  148,868
             Other assets                                                        1,498                    1,917
             Liabilities                                                       490,849                   68,783
             Partners' capital                                              17,797,705               13,443,708
             Revenues                                                        1,101,356                1,297,799
             Gain on sale of land and building                                      --                  239,336
             Net income                                                        873,625                1,246,689


         The Partnership recognized income totaling $295,584 and $341,768 during the nine months ended September 30, 2000 and 1999, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $108,790 and $73,394 was earned during the quarters ended September 30, 2000 and 1999, respectively.

4.       Related Party Transactions:

         During the nine months ended September 30, 2000, the Partnership and CNL Income Fund XII, Ltd., as tenants-in-common, acquired an interest in a Bennigan's property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Related Party Transactions - Continued:

         the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the nine months ended September 30, 2000, other income of the tenants-in-common includes $3,693 of such amounts.

5.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

6.       Subsequent Events:

         In October 2000, the Partnership used the majority of the net sale proceeds from the sales of the properties in Brunswick, Georgia and Jacksonville, Florida, to acquire a 33 percent and 12 percent interest in Duluth Joint Venture from CNL Income Fund XV, Ltd. and CNL Income Fund V, Ltd., respectively. CNL Income Fund XV, Ltd. and CNL Income Fund V, Ltd., are affiliates of the general partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 36 Properties, which included interests in eleven Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,942,752 and $2,072,209 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. As of September 30, 2000, the Partnership and the joint venture partner had liquidated the joint venture and the Partnership had received approximately $460,900 representing its pro rata share of the liquidation proceeds of the joint venture. The Partnership used the liquidation proceeds to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In June 2000, the Partnership sold its Property in Pueblo, Colorado to a third party for $1,005,000, resulting in a gain of approximately $97,100 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1990 and had a cost of approximately $961,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $43,400 in excess of its original purchase price. In August 2000, the Partnership reinvested the majority of these net sales proceeds in a Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund XII, Ltd. ("CNL XII"), a Florida limited partnership and an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership and CNL XII acquired this Property from CNL BB Corp., an affiliate of the general partners. The transaction, or a portion thereof, relating to the sale of the Property in Pueblo, Colorado, and the reinvestment of the net sales proceeds in the Property in Colorado Springs, Colorado, as tenants-in-common, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. As of September 30, 2000, the Partnership owned a 43 percent interest in the Property in Colorado Springs, Colorado.

         In September 2000, the Partnership sold three properties in Jacksonville, Florida, one property in Brunswick, Georgia and one property in Lake City, Florida, to a third party for $2,404,835 and received net sales proceeds of approximately $2,392,300 resulting in a gain of approximately $619,500 for financial reporting purposes. These properties were originally acquired by the partnership in April and November of 1990 and had a cost of approximately $2,100,214, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $292,100 in excess of its original purchase price. The Partnership intends to reinvest the majority of the net sale proceeds in an additional Property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In October  2000,  the  Partnership  used the  majority of the net sale proceeds from the sales of the Properties in Brunswick, Georgia and Jacksonville, Florida, to acquire a 33 percent and 12 percent interest in Duluth Joint Venture from CNL Income Fund XV, Ltd. and CNL Income Fund V, Ltd., respectively. CNL Income Fund XV, Ltd. and CNL Income Fund V, Ltd., are a Florida limited Partnership and are affiliates of the general partners.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners or to reinvest in an additional Property. At September 30, 2000, the Partnership had $1,721,121 invested in such short-term investments, as compared to $925,348 at December 31, 1999. The increase in cash and cash equivalents was primarily due to the receipt of net sales proceeds from the sale of Properties, as described above. The funds remaining at September 30, 2000, after payment of distributions and other liabilities, will be used to purchase additional Properties and to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $798,707 at September 30, 2000, from $841,132 at December 31, 1999. The decrease in liabilities was primarily a result of a decrease in accounts payable at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 2000 and 1999 ($675,000 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each applicable nine months of $0.0675 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains (which included one Property which was sold in 1999). During the nine months ended September 30, 2000, the Partnership and San Antonio #849 Joint Venture owned and leased 28 wholly owned properties to operators of fast-food and family-style restaurant chains (which included six Properties sold during
2000). In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership and San Antonio #849 Joint Venture earned $1,669,766 and $1,752,528, respectively, in rental income from operating leases and earned income from direct financing leases, $537,714 and $566,273 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income for the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily due to the sales of the Property in 1999 and six Properties in 2000, as described above in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested these net sales proceeds in Properties with affiliates of the general partners as tenants-in-common and in joint venture arrangements.

         During the nine months ended September 30, 1999, the Partnership owned and leased nine Properties indirectly through other joint venture arrangements (which included one Property in Halls Joint Venture which was sold in 1999) and owned two Properties indirectly with affiliates of the general partners as tenants-in-common. During the nine months ended September 30, 2000, the Partnership owned and leased ten Properties through joint venture arrangements and owned three Properties indirectly with affiliates of the general partners, as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $295,584 and $341,768, respectively, $108,790 and $73,394 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in net income earned by joint ventures was primarily due to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 51.1% interest, recognized a gain of approximately $239,300. The decrease was partially offset by the fact that the Partnership reinvested the net sales proceeds received from the 1999 sale of a Property in Maryville, Tennessee and the net sales proceeds from Halls Joint Venture and the 2000 sale of a Property in Pueblo, Colorado, in two Properties each with an affiliate of the general partners as tenants-in-common, and in a joint venture arrangement, as described in "Capital Resources."

         Operating expenses, including depreciation expense, were $445,302 and $518,237 for the nine months ended September 30, 2000 and 1999, respectively, $118,755 and $166,954 of which were incurred during the quarters ended September 30, 2000 and 1999, respectively. Operating expenses decreased partially due to the fact that the Partnership incurred less transaction costs during the quarter and nine months ended September 30, 2000 related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the merger as described below in "Termination of Merger." In addition, the decrease during the quarter and nine months ended September 30, 2000 was partially attributable to a decrease in depreciation expense as a result of the sale of one Property in June 1999 and six Properties in 2000. The decrease in operating expenses was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $824 and $840 for the nine months ended September 30, 2000 and 1999, respectively, $316 and $287 of which was recognized for the quarters ended September 30, 2000 and 1999, respectively. In addition, as a result of the sales of five and six Properties during the quarter and nine months ended September 30, 2000, respectively, as described above in "Capital Resources," the Partnership recognized a gain of $619,495 and $716,551 for financial reporting purposes during the quarter and nine months ended September 30, 2000, respectively. As a result of the 1999 sale of the Partnership's Property in Maryville, Tennessee, the Partnership recognized a gain of $188,691 for financial reporting purposes during the quarter and nine months ended September 30,1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through September 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  27      Financial Data Schedule (Filed herewith.)


           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000


                                     CNL INCOME FUND VII, LTD.

                                     By: CNL REALTY CORPORATION
                                         General Partner


                                         By:/s/ James M. Seneff, Jr.
                                            ---------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                         By:/s/ Robert A. Bourne
                                            ---------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)