Form 10-K
period 2000-12-31
CNL INCOME FUND VII LTD
filed 2001-04-02
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1994, the Partnership sold its Property in St. Paul, Minnesota and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina and Jacksonville, Florida and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan and Colorado Springs, Colorado and reinvested the net sales received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79 percent interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina and a Property in Miami, Florida, each as tenants-in-common, with affiliates of the General Partners. During the year ended December 31, 1999, the Partnership sold its Property in Maryville, Tennessee and used the net sales proceeds to invest in a Property in Montgomery, Alabama as tenants-in-common, with affiliates of the General Partners. In addition, during 1999, the Partnership received a prepaid principal payment from the borrower relating to one of the promissory notes the Partnership had previously accepted. The Partnership used the proceeds to invest in Duluth Joint Venture with affiliates of the General Partners to construct and hold one restaurant property. In addition, during 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, sold its Property in Halls, Tennessee. During the year ended December 31, 2000, the Partnership sold its Property in Pueblo, Colorado and reinvested the net sales proceeds as tenants-in-common with affiliates of the General Partners to purchase and hold one restaurant Property in Colorado Springs, Colorado. In addition, during 2000, the Partnership liquidated Halls Joint Venture and used the pro rata share of the liquidation proceeds it received to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, to purchase and hold one restaurant Property. In addition, during 2000, the Partnership sold its three Properties in Jacksonville, Florida; one Property in Lake City, Florida; one Property in Brunswick, Georgia and one Property in Friendswood, Illinois. In addition, during 2000, the Partnership purchased additional interest in Duluth Joint Venture from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd. As a result of the above transactions, as of December 31, 2000, the Partnership owned 35 Properties. The 35 Properties included interests in eleven Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. In February 2001, the Partnership reinvested the net sales proceeds from the sale of three of its Properties (two in Jacksonville, Florida and one in Lake City, Florida in a Property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, an affiliate of the General Partners.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, ("APF"), pursuant to which the Partnership would be merged with an into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant Properties leased on a long-term "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and CNL American Properties Fund, Inc. ("APF") announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from five to 20 years (the average being 17 years), and expire between 2003 and 2019. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,600 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 25 of the Partnership's 35 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd. and CNL Income Fund XV, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000, the Partnership acquired the 12 percent interest and 33 percent interest previously held by CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd., respectively.

         In June 2000, the Partnership invested in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. In August 2000, the Partnership invested the net sales proceeds from the sale of the Property in Pueblo, Colorado in a Bennigan's Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund XII, Ltd., a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         In January 2001, the Partnership reinvested the net sales proceeds received from the sale of three of its Properties (two in Jacksonville, Florida and one in Lake City, Florida) in a Property located in Baton Rouge, Louisiana. The lease terms for this Property are substantially the same as the Partnership's other leases.

Major Tenants

         During 2000, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under a lease relating to one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation and Waving Leaves, Inc. each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2001. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2000 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into four separate joint venture arrangements with affiliates of the General Partners: CNL Restaurant Investments II with CNL Income Fund VIII, Ltd. and CNL Income Fund IX, Ltd.; Des Moines Real Estate Joint Venture with CNL Income Fund XI, Ltd. and CNL Income Fund XII, Ltd.; CNL Mansfield Joint Venture with CNL Income Fund XVII, Ltd.; and Duluth Joint Venture with CNL Income Fund XIV, Ltd. In addition, in June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. CNL Restaurants Investments II was formed to purchase and hold six Properties and each of the other joint ventures was formed to purchase and hold one Property.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has an 83 percent interest in San Antonio #849 Joint Venture, an 18 percent interest in CNL Restaurant Investments II, a 4.79% interest in Des Moines Real Estate Joint Venture, a 79 percent interest in CNL Mansfield Joint Venture, a 56 percent interest in Duluth Joint Venture, and a 17.16% interest in TGIF Pittsburgh Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         San Antonio #849 Joint Venture, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture and TGIF Pittsburgh Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL Restaurant Investments II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

         The Partnership has management control of the San Antonio #849 Joint Venture and shares management control equally with affiliates of the General Partners for CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and TGIF Pittsburgh Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of San Antonio #849 Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and TGIF Pittsburgh Joint Venture is distributed 83.3%, 18 percent, 4.79%, 79 percent, 56 percent and 17.16%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interests in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In June 1999, Halls Joint Venture in which the Partnership owned a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture.

         In December 1997, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common with CNL Income Fund III, Ltd., CNL Income Fund X, Ltd. and CNL Income Fund XIII, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 35.64% interest in the Property in Miami, Florida.

         In addition, in December 1997, the Partnership entered into an agreement to purchase and hold a Golden Corral Property in Smithfield, North Carolina, as tenants-in-common with CNL Income Fund II, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 53 percent interest in this Property.

         In November 1999, the Partnership entered into an agreement to purchase and hold a IHOP property in Montgomery, Alabama, as tenants-in-common with CNL Income Fund IX, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 71 percent interest in this Property.

         In August 2000, the Partnership entered into an agreement to purchase and hold a Bennigan's Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund XII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns an approximate 43 percent interest in this Property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 35 Properties. Of the 35 Properties, 20 are owned by the Partnership in fee simple, eleven are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,800 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                State                 Number of Properties

                Alabama                             1
                Arizona                             1
                Colorado                            1
                Florida                             6
                Georgia                             2
                Indiana                             1
                Louisiana                           1
                Michigan                            2
                Minnesota                           1
                North Carolina                      1
                Ohio                                7
                Pennsylvania                        1
                Tennessee                           2
                Texas                               7
                Washington                          1
                                               -------
                TOTAL PROPERTIES                   35
                                               =======


         Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. In addition, the building located on the Partnership's Property in Daytona Beach, Florida was demolished in accordance with a condemnation agreement during 1995. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenants-in-common arrangements), for federal income tax purposes was $16,547,577 and $19,616,916, respectively.

The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Restaurant Chain                 Number of Properties

                Bennigan's                                     1
                Boston Market                                  1
                Burger King                                    8
                Checkers                                       1
                Chevy's Fresh Mex                              1
                Church's                                       2
                Denny's                                        1
                Golden Corral                                  5
                Hardee's                                       6
                IHOP                                           1
                Jack in the Box                                3
                KFC                                            1
                Rally's                                        1
                Roadhouse Grill                                1
                Taco Bell                                      1
                TGI Friday's                                   1
                                                          -------

                TOTAL PROPERTIES                              35
                                                          =======

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

         At December 31, 2000, 1999, 1998, 1997, and 1996, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:


                                   2000              1999              1998               1997               1996
                               -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)             $ 2,801,210       $ 2,902,968         $2,879,831         $2,751,418         $2,850,721
Properties                               35                40                 40                 40                 40
Average Rent per
     Property                     $  80,035         $  72,574          $  71,996          $  68,785          $  71,268


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.



                                                                                     Percentage of
             Expiration Year          Number              Annual Rental              Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       -----------------     --------------------------

              2001                             --                 $     --                      --
              2002                             --                       --                      --
              2003                              1                   30,000                   1.28%
              2004                              1                  137,061                   5.85%
              2005                              9                  561,873                  23.98%
              2006                              1                   62,327                   2.66%
              2007                             --                       --                      --
              2008                              1                   92,440                   3.95%
              2009                              1                  121,000                   5.17%
              2010                             11                  694,688                  29.61%
              Thereafter                       10                  644,397                  27.50%
                                        ----------       ------------------           -------------
              Total                            35             $  2,343,786                 100.00%
                                        ==========       ==================           =============



         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2012) and the average minimum base annual rent is approximately $148,700 (ranging from approximately $137,100 to $166,700).

         Waving Leaves, Inc. leases four Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2010) and the average minimum base annual rent is approximately $72,300 (ranging from approximately $62,800 to $79,800).

         Restaurant Management Services, Inc. leases one site currently consisting of land only (formerly operated as a Church's Fried Chicken). The initial term for this lease is 19 years (expiring in 2010) and the minimum annual base rent is approximately $37,400.


Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,140 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                                2000 (1)                                   1999 (1)
                                -----------------------------------------    --------------------------------------
                                    High          Low          Average         High          Low         Average
      -------------------         ----------    ---------     -----------    ----------    ---------    -----------
      First Quarter                  $  .77       $  .77          $  .77        $  .95       $  .95        $  .95
      -------------------
      Second Quarter                    (2)          (2)             (2)           .89          .87           .88
      -------------------
      Third Quarter                     .88          .68             .71           .91          .68           .79
      -------------------
      Fourth Quarter                    .68          .65             .68          1.57          .75           .96
      -------------------


(1) A total of 138,570 and 273,773 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared at the close of each of the Partnership's calendar quarters during 2000 and 1999 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                             2000            1999            1998           1997           1996
                                         --------------  -------------- --------------- -------------- --------------
Year ended December 31:
     Revenues (1)                          $ 2,842,101     $ 2,992,933     $ 2,948,217   $ 2,919,734     $ 2,882,709
     Net income (2)                          3,221,515       2,545,690       2,466,018     2,606,008       2,326,863
     Cash distributions declared             2,700,000       2,700,000       2,700,000     2,700,000       2,700,000
     Net income per Unit (2)                     0.107           0.084           0.081         0.086           0.077
     Cash distributions declared
         per Unit                                0.090           0.090           0.090         0.090           0.090

At December 31:
     Total assets                          $25,607,914    $ 25,146,133     $25,218,258   $25,479,762     $25,523,853
     Partners' capital                      24,681,001      24,159,486      24,313,796    24,547,778      24,641,770



(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, includes $878,347, $189,826, $1,025, $184,627, and $195,675, respectively, from gains on sale of assets. Net income for the years ended December 31, 1997 and 1996, includes a loss on sale of assets of $19,739 and $235,465, respectively.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 35 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,620,009, $2,679,493, and $2,790,975 for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in cash from operations during 2000 and 1999, each as compared to the previous year, was primarily a result of changes in the Partnership's working capital.

         Other significant sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.

         In August 1995, the Partnership sold its Property in Florence, South Carolina, to the tenant of the Property for $1,160,000, and in connection therewith, accepted a promissory note in the principal sum of $1,160,000 collateralized by a mortgage on the Property. The note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $10,395. This sale is being accounted for under the installment sales method for financial reporting purposes; therefore, the Partnership recognized a gain of $1,147, $1,135, and $1,025 for financial reporting purposes for the years ended December 31, 2000, 1999, and 1998, respectively. The mortgage note receivable balance relating to this Property at December 31, 2000 and 1999 was $994,593 and $994,408, respectively, including accrued interest of $15,723 and $6,407, respectively. In February 2001, the Partnership received a balloon payment of $1,115,301 which included the outstanding principal balance and $14,419 of accrued interest. The Partnership may use the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, or to reinvest in additional Properties. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1996, the Partnership entered into an agreement with the tenant of the Property in Daytona Beach, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $13,200 of the rental payment deferral amounts. The tenant made payments of approximately $5,700 in each of June 1998 and June 1999 in accordance with the terms of the agreement. During 2000, the tenant paid the remaining balance due of approximately $16,600.

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

         In  addition,   in  June  1999,  Halls  Joint  Venture,  in  which  the
Partnership owned a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The Property was originally contributed to Halls Joint Venture in 1990 and had a total cost to the joint venture of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received approximately $460,900, representing its pro rata share of the liquidation proceeds. In June 2000, the Partnership used a portion of the net sales proceeds from the sale of the Property to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2000, the Partnership owned a 17.16% interest in the profits and losses of the joint venture. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its Properties. In July 1999, the Partnership collected the outstanding principal balance of $235,564 relating to the promissory note accepted in connection with the 1995 sale of the Property in Jacksonville, Florida. The note bore an interest rate of ten percent per annum and was to be collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 to be due December 2005. In December 1999, the Partnership reinvested these amounts in Duluth Joint Venture with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000 and 1999, the Partnership contributed approximately $969,300 and $119,100, respectively, to purchase land and pay for construction costs relating to the joint venture. As of December 31, 1999, the Partnership had an 11 percent interest in the profits and losses of this joint venture. In October 2000, the Partnership acquired an additional 45 percent interest in Duluth Joint Venture, from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd. for an aggregate purchase price of approximately $610,000. As of December 31, 2000, the Partnership had a 56 percent interest in the profits and losses of this joint venture.

         In June 2000, the Partnership sold its Property in Pueblo, Colorado, to an unrelated third party and received net sales proceeds of $1,005,000, resulting in a gain of $97,056 for financial reporting purposes. This Property was originally acquired by the Partnership in 1990 and had a cost totaling approximately $961,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $43,400 in excess of its original purchase price. In August 2000, the Partnership reinvested the majority of the net sales proceeds in an additional Property in Colorado Springs, Colorado as tenants-in-common with an affiliate of the General Partners. The Partnership distributed amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In September 2000, the Partnership sold its Property in Brunswick, Georgia, its Property in Lake City, Florida, and three Properties in Jacksonville, Florida, to unrelated third parties for a total of approximately $2,404,800 and received net sales proceeds of approximately $2,392,300, resulting in a total gain of $619,495 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1990, and had costs totaling approximately $2,055,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for approximately $336,400 in excess of their original purchase prices. In February 2001, the Partnership reinvested the net sales proceeds received from the sales of two Properties in Jacksonville, Florida and the Property in Lake City, Florida in a Jack in the Box Property in Baton Rouge, Louisiana. The Partnership acquired the Property from an affiliate of the General Partners. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties. The General Partners believe a portion of the transaction relating to the sales of these Properties and the reinvestment of the net sales proceeds in additional Properties will qualify as a like-kind exchange for federal income tax purposes. However, the Partnership will distribute amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sales. In addition, in December 2000, the Partnership sold its Property in Friendswood, Texas to its tenant and received net sales proceeds of $725,000 resulting in a gain of $160,649 for financial reporting purposes. This Property was originally acquired by the Partnership in 1990 and had a cost of approximately $485,000; therefore, the Partnership sold the Property for approximately $239,100 in excess of its original purchase price. The Partnership, with CNL Income Fund XII, Ltd., an affiliate of the General Partners, acquired an interest in a Bennigan's Property from CNL BB Corp., an affiliate of the General Partners for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs. The Partnership distributed amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in additional Properties, or make distributions to the partners. At December 31, 2000, the Partnership had $1,557,525 invested in such short-term investments (including a certificate of deposit in the amount of $100,000), as compared to $925,348 at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to the fact that the Partnership received net sales proceeds from the sale of several Properties during 2000, as described above. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 2000, 1999, and 1998. This represents distributions of $0.090 per Unit for each of the years ended December 31, 2000, 1999, and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000, 1999, and 1998, the Partnership owed $67,815, $59,131 and $17,911, respectively, to affiliates for accounting and administrative services and other amounts. As of March 15, 2001 $8,800 of such amounts had been reimbursed. In addition, as of December 31, 1998, the Partnership owed $7,200 in real estate disposition fees to an affiliate as a result of its services in connection with the 1995 sale of the Property in Jacksonville, Florida. Because the General Partners initially considered not reinvesting the sales proceeds in an additional Property, the Partnership accrued $7,200 of a real estate disposition fee and therefore included these amounts in the determination of the gain on sale for financial reporting purposes during 1995. However, during the year ended December 31, 1999, the Partnership reinvested the net sales proceeds in an additional Property. Accordingly, the Partnership reversed this subordinated real estate disposition fee during the year ended December 31, 1999. Other liabilities, including distributions payable, of the Partnership decreased to $714,730 at December 31, 2000, from $782,001 at December 31, 1999 primarily as a result of the Partnership paying amounts accrued at December 31, 2000 relating to the proposed and terminated Merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1999, and 1998, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties (including one Property which was sold in June 1999) and during 2000, the Partnership and its consolidated joint venture, owned and leased 27 wholly owned Properties (including seven Properties which were sold in 2000). During 1998, the Partnership and its consolidated joint venture, was a co-venturer in four separate unconsolidated joint ventures which owned and leased nine Properties, and owned and leased two Properties with affiliates as tenants-in-common. During 1999, the Partnership and its consolidated joint venture, was a co-venturer in five, separate unconsolidated joint ventures which owned and leased ten Properties (including one Property which was sold in June
1999), and owned and leased three Properties with affiliates as tenants-in-common. During 2000, the Partnership and its consolidated joint venture, was a co-venturer in six separate unconsolidated joint ventures which owned and leased ten Properties, and owned and leased four Properties with affiliates as tenants-in-common. As of December 31, 2000, the Partnership and its consolidated joint venture, owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 35 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,600 to $259,900. Substantially all of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint venture, earned $2,145,945, $2,318,042, and $2,390,557, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2000 and 1999, each as compared to the previous year, was primarily a result of the sale of several Properties, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts in future years as a result of the Partnership reinvesting the proceeds from the sales of several Properties in joint ventures and in Properties owned with affiliates, as tenants-in-common, as described in "Capital Resources." However, as a result of the Partnership reinvesting in joint ventures and in Properties owned with affiliates as tenants-in-common, net income earned by unconsolidated joint ventures increased in 1999 and 2000, as described below.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $91,842, $76,601, $93,906, respectively, in contingent rental income. Contingent rental income was lower during 1999 than 2000 and 1998, primarily due to the fact that during 1999, the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to actual amounts.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $456,050, $429,997, and $311,081, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by unconsolidated joint ventures during 2000 as compared to 1999 is primarily due to the Partnership investing in TGIF Pittsburgh Joint Venture, in June 2000, and Properties in Colorado Springs, Colorado and Montgomery, Alabama, with affiliates of the General Partners as tenants-in-common in August 2000 and November 1999, respectively, as described above in "Capital Resources." The increase in net income earned by unconsolidated joint ventures during 1999, as compared to 1998, was partially due to the fact that in June 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, recognized a gain of approximately $239,300, approximately $122,000 of which was allocated to the Partnership for financial reporting purposes as a result of the sale of its Property.

         During the year ended December 31, 2000, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under a lease relating to five restaurants, Restaurant Management Services, Inc. was the lessee under a lease relating to one site currently consisting of land only, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation and Waving Leaves, Inc. will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2001. In addition, during the year ended December 31, 2000, three Restaurant Chains, Golden Corral, Hardee's, and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $166,946, $186,933, and $171,263, respectively, in interest and other income. The decrease in interest and other income during 2000, as compared to 1999, is primarily attributable to the Partnership in 1999 collecting the outstanding balance of the mortgage note related to the 1995 sale of the Property in Jacksonville, Florida, as described in "Capital Resources." The decrease in interest and other income was partially offset by, and the increase during 1999, was primarily due to an increase in interest income earned on the net sales proceeds relating to the sale of several Properties pending the reinvestment of the net sales proceeds in additional Properties. In November 1999, the net sales proceeds from the 1999 sale of the Property in Maryville, Tennessee were invested in an IHOP Property in Montgomery, Alabama, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $498,933, $637,069, and $483,224, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999 and the increase during 1999, as compared to 1998, was partially due to the fact that the Partnership incurred $35,134, $160,426, and $18,781 during 2000, 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the purposed and terminated merger with APF, as described in "Termination of Merger." In addition, the increase in operating expenses during 1999, as compared to 1998, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         In connection with the sale of its Property in Florence, South Carolina, during 1995, the Partnership recognized a gain for financial reporting purposes of $1,147, $1,135, and $1,025, for the years ended December 31, 2000, 1999, and 1998, respectively. In accordance with Statement of Financial
Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $122,996 at December 31, 2000 is being recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $93,421 from the sale of this Property was also deferred during 1995 and is being recognized as payments under the mortgage note are collected. In February, 2001, the Partnership collected the outstanding balance relating to the promissory note collateralized by the Property. As a result, during 2001, the Partnership recognized the remaining deferred gain of $122,996.

         As a result of the sales of several Properties during 2000, as described above in "Capital Resources," the Partnership recognized gains totaling $877,200 for financial reporting purposes. As a result of the sale of the Property in Maryville, Tennessee, during 1999, as described above in "Capital Resources" the Partnership recognized a gain of $188,691 for financial reporting purposes during the year ended December 31, 1999.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on income from operations. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

Termination of Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership including alternatives to provide liquidity to the Limited Partners.

Interest Rate Risk

         The Partnership accepted a promissory note in conjunction with the sale of a Property. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 2000 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes:

                                                  Mortgage Notes
                                                   Fixed Rates
                                                 -----------------

                         2001                        $  1,101,865
                         2002                                  --
                         2003                                  --
                         2004                                  --
                         2005                                  --
                         Thereafter                            --
                                                 -----------------

                                                     $  1,101,865
                                                 =================


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS


                                                                                                           Page
Report of Independent Certified Public Accountants                                                              18
----------------------------------------------------------------------
Financial Statements:
----------------------------------------------------------------------
     Balance Sheets                                                                                             19
----------------------------------------------------------------------
     Statements of Income                                                                                       20
----------------------------------------------------------------------
     Statements of Partners' Capital                                                                            21
----------------------------------------------------------------------
     Statements of Cash Flows                                                                                22-23
----------------------------------------------------------------------
     Notes to Financial Statements                                                                           24-41
----------------------------------------------------------------------


               Report of Independent Certified Public Accountants






To the Partners
CNL Income Fund VII, Ltd..

In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statement statements. These financial statements and financial statements schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001, except for Note 12 for which the date is February 15, 2001

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                              2000                  1999
                                                                         ----------------     -----------------

                                ASSETS

   Land and buildings on operating leases, less
        accumulated depreciation                                             $11,297,040           $13,984,334
   Net investment in direct financing leases                                   2,548,324             3,273,155
   Investment in joint ventures                                                6,452,604             4,605,906
   Mortgage note receivable, less deferred gain                                  994,593               994,408
   Cash and cash equivalents                                                   1,454,025               925,348
   Certificate of deposit                                                        103,500                    --
   Restricted cash                                                             1,503,929                    --
   Receivables, less allowance for doubtful accounts of
        $504 and $16,679, respectively                                            86,351                72,644
   Due from related parties                                                        1,256                    --
   Prepaid expenses                                                               27,108                14,220
   Accrued rental income, less allowance for doubtful
        accounts of $9,845 in 2000 and 1999                                    1,078,762             1,215,696
   Other assets                                                                   60,422                60,422
                                                                         ----------------     -----------------

                                                                             $25,607,914           $25,146,133
                                                                         ================     =================

                   LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                            $  31,415             $  96,894
   Distributions payable                                                         675,000               675,000
   Due to related parties                                                         67,815                59,131
   Rents paid in advance and deposits                                              8,315                10,107
                                                                         ----------------     -----------------
            Total liabilities                                                    782,545               841,132

   Minority interest                                                             144,368               145,515

   Partners' capital                                                          24,681,001            24,159,486
                                                                         ----------------     -----------------

                                                                             $25,607,914           $25,146,133
                                                                         ================     =================
See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                 Year Ended December 31,
                                                                      2000                 1999                1998
                                                                ------------------   ------------------   ---------------

Revenues:
     Rental income from operating leases                            $   1,765,623        $   1,914,671      $  1,976,709
     Earned income from direct financing leases                           380,322              403,371           413,848
     Contingent rental income                                              91,842               76,601            93,906
     Interest and other income                                            166,946              186,933           171,263
                                                                ------------------   ------------------   ---------------
                                                                        2,404,733            2,581,576         2,655,726
                                                                ------------------   ------------------   ---------------
Expenses:
     General operating and administrative                                 162,242              139,519           133,915
     Professional services                                                 24,451               28,903            23,443
     State and other taxes                                                 14,209               14,422             2,729
     Depreciation                                                         262,897              293,799           304,356
     Transaction costs                                                     35,134              160,426            18,781
                                                                ------------------   ------------------   ---------------
                                                                          498,933              637,069           483,224
                                                                ------------------   ------------------   ---------------

Income Before Minority Interest in Income
     of Consolidated Joint Venture, Equity in
     Earnings of Unconsolidated Joint Ventures and
     Gain on Sale of Assets                                             1,905,800            1,944,507         2,172,502

Minority Interest in Income of Consolidated
     Joint Venture                                                        (18,682 )            (18,640 )         (18,590  )

Equity in Earnings of Unconsolidated Joint
     Ventures                                                             456,050              429,997           311,081

Gain on Sale of Assets                                                    878,347              189,826             1,025
                                                                ------------------   ------------------   ---------------

Net Income                                                          $   3,221,515        $   2,545,690      $  2,466,018
                                                                ==================   ==================   ===============

Allocation of Net Income
     General partners                                                   $      --          $    25,187        $   24,659
     Limited partners                                                   3,221,515            2,520,503         2,441,359
                                                                ------------------   ------------------   ---------------

                                                                    $   3,221,515        $   2,545,690      $  2,466,018
                                                                ==================   ==================   ===============

Net Income Per Limited Partner Unit                                   $     0.107          $     0.084        $    0.081
                                                                ==================   ==================   ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                 30,000,000           30,000,000        30,000,000
                                                                ==================   ==================   ===============
See accompanying notes to financial statements

                                             CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                    Years Ended December 31, 2000, 1999, 1998

                                                   General Partners
                                        ---------------------------------------
                                                                Accumulated
                                           Contributions          Earnings
                                         ------------------   -----------------   -

   Balance, December 31, 1997                  $     1,000         $   180,085

       Distributions to limited
         partners ($0.090 per
         limited partner unit)                          --                  --
       Net income                                       --              24,659
                                         ------------------   -----------------   -

   Balance, December 31, 1998                        1,000             204,744

       Distributions to limited
         partners ($0.090 per
         limited partner unit)                          --                  --
       Net income                                       --              25,187
                                         ------------------   -----------------   -

   Balance, December 31, 1999                        1,000             229,931

       Distributions to limited
         partners ($0.090 per
         limited partner unit)                          --                  --
       Net income                                       --                  --
                                         ------------------   -----------------   -

   Balance, December 31, 2000                  $     1,000         $   229,931
                                         ==================   =================   =


                           Limited Partners
-----------------------------------------------------------------------
                                       Accumulated        Syndication
Contributions      Distributions         Earnings            Costs            Total
---------------   ----------------   -----------------   --------------   --------------

 $  30,000,000      $ (20,177,623 )     $  17,984,316     $ (3,440,000 )    $24,547,778



            --         (2,700,000 )                --               --       (2,700,000 )
            --                 --           2,441,359               --        2,466,018
---------------   ----------------   -----------------   --------------   --------------

    30,000,000        (22,877,623 )        20,425,675       (3,440,000 )     24,313,796



            --         (2,700,000 )                --               --       (2,700,000 )
            --                 --           2,520,503               --        2,545,690
---------------   ----------------   -----------------   --------------   --------------

    30,000,000        (25,577,623 )        22,946,178       (3,440,000 )     24,159,486



            --         (2,700,000 )                --               --       (2,700,000 )
            --                 --           3,221,515               --        3,221,515
---------------   ----------------   -----------------   --------------   --------------

 $  30,000,000      $ (28,277,623 )     $  26,167,693     $ (3,440,000 )    $24,681,001
===============   ================   =================   ==============   ==============

See accompanying notes to financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                       2000                  1999                1998
                                                                  ----------------    -------------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
      Cash received from tenants                                      $  2,266,898         $   2,369,760         $  2,435,937
      Distributions from unconsolidated joint ventures                     508,532               348,952              376,557
      Cash paid for expenses                                              (303,954 )            (217,856 )           (187,925 )
      Interest received                                                    148,533               178,637              166,406
                                                                  -----------------   -------------------   ------------------
         Net cash provided by operating
             activities                                                  2,620,009             2,679,493            2,790,975
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Investing Activities:
      Proceeds from sale of assets                                       4,122,336             1,059,954                   --
      Investment in certificate of deposit                                (100,000 )                  --                   --
      Investment in joint ventures                                      (2,361,644 )          (1,196,927 )                 --
      Return of capital from joint venture                                 461,208                    --                   --
      Increase in restricted cash                                       (1,503,682 )                  --                   --
      Collections on mortgage notes receivable                              10,279               245,733               10,811
      Other                                                                     --                    --               13,221
                                                                                      -------------------   ------------------
                                                                  -----------------   -------------------   ------------------
         Net cash provided by investing activities                         628,497               108,760               24,032
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Financing Activities:
      Distributions to limited partners                                 (2,700,000 )          (2,700,000 )         (2,700,000 )
      Distributions to holders of minority interest                        (19,829 )             (19,730 )            (19,499 )
                                                                                      -------------------
                                                                  -----------------                         ------------------
      Net cash used in financing activities                             (2,719,829 )          (2,719,730 )         (2,719,499 )
                                                                  -----------------   -------------------   ------------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                             528,677                68,523               95,508

Cash and Cash Equivalents at Beginning of Year                             925,348               856,825              761,317
                                                                  -----------------   -------------------   ------------------

Cash and Cash Equivalents at End of Year                              $  1,454,025          $    925,348          $   856,825
                                                                  =================   ===================   ==================


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                             Year Ended December 31,
                                                                    2000               1999              1998
                                                              -----------------   ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                   $ 3,221,515        $2,545,690        $2,466,018
                                                              -----------------   ---------------    --------------

      Adjustments to reconcile  net income to net cash
         provided by operating activities:
             Depreciation                                              262,897           293,799           304,356
             Minority interest in income of
                consolidated joint venture                              18,682            18,640            18,590
             Gain on sale of assets                                   (878,347 )        (189,826 )          (1,025 )
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                          53,738           (81,045 )          65,476
             Decrease (increase) in receivables                        (13,707 )           5,834           (27,330 )
             Increase in due from related parties                       (1,256 )              --                --
             Decrease (increase) in interest receivable                (13,064 )           2,050                --
             Decrease (increase) in prepaid expenses                   (12,888 )         (10,104 )             639
             Decrease in net investment in direct
                financing leases                                       100,821            92,237            81,760
             Increase in accrued rental income                         (59,795 )         (81,057 )         (90,896 )
             Increase (decrease) in accounts payable and
                accrued expenses                                       (65,479 )          88,175            (5,197 )
             Increase (decrease) in due to related
                parties                                                  8,684            34,020            (9,772 )
             Decrease in rents paid in advance and
                deposits                                                (1,792 )         (38,920 )         (11,644 )
                                                              -----------------   ---------------    --------------
                  Total adjustments                                   (601,506 )         133,803           324,957
                                                              -----------------   ---------------    --------------

Net Cash Provided by Operating Activities                          $ 2,620,009        $2,679,493        $2,790,975
                                                              =================   ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

         Distributions declared and unpaid at
             December 31                                            $  675,000         $ 675,000         $ 675,000
                                                              =================   ===============    ==============
See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies:
----------------------------------------

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
----------------------------------------------------

         The Partnership's investments in CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and TGIF Pittsburgh Joint Venture, and a property in Smithfield, North Carolina, a property in Miami, Florida, a property in Montgomery, Alabama, and a property in Colorado Springs, Colorado, for which each of the four properties is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998

1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Staff Accounting Bulletin No. 101 ("SAB 101")

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 (FAS 137")


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
---------------

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases-Continued:

         coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                          2000                 1999
                                                                  ------------------    -----------------



                   Land                                                  $ 6,850,655          $ 8,010,699
                   ---------------------------------
                   Buildings                                               6,671,945            8,576,088
                                                                    -----------------    -----------------
-
                                                                          13,522,600           16,586,787


                   Less accumulated depreciation                          (2,225,560 )         (2,602,453 )
                                                                     ----------------   -----------------


                                                                        $ 11,297,040         $ 13,984,334
                   -------------------------------------------------=================    =================


                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

         In June 2000, the Partnership sold its property in Pueblo, Colorado, to an unrelated third party and received net sales proceeds of $1,005,000, resulting in a gain of $97,056 for financial reporting purposes. This property was originally acquired by the Partnership in 1990 and had a cost of approximately $961,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $43,400 in excess of its original purchase price. In August 2000, the Partnership reinvested the majority of the net sales proceeds in an additional Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund XII, Ltd., an affiliate of the general partners (see Note 5).

         In September 2000, the Partnership sold its property in Brunswick, Georgia, its property in Lake City, Florida, and three properties in Jacksonville, Florida, for which the land and building of one of the properties was classified as a direct financing lease (see Note 4) to unrelated third parties for a total of approximately $2,404,800 and received net sales proceeds of approximately $2,392,300, resulting in a total gain of $619,495 for financial reporting purposes. These properties were originally acquired by the Partnership in 1990 and had costs totaling approximately $2,055,900 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for approximately $336,400 in excess of their original purchase prices.

         In addition, in December 2000, the Partnership sold its property in Friendswood, Texas for which the building was classified as a direct financing lease (see Note 4) to the tenant in accordance with the purchase option under the lease agreement for $725,000 resulting in a gain of $160,649 for financial reporting purposes. This property was originally acquired by the Partnership in 1990 and had a cost of approximately $485,900; therefore, the Partnership sold the property for approximately $239,100 in excess of its original purchase price.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2000, 1999, 1998


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $59,795, $81,057, and $90,896, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                        2001                            $  1,539,884
                        -----------------------
                        2002                               1,543,382
                        -----------------------
                        2003                               1,523,978
                        -----------------------
                        2004                               1,522,961
                        -----------------------
                        2005                               1,214,804
                        -----------------------
                        Thereafter                         5,143,632
                        ----------------------- ---------------------
                                                       $  12,488,641
                        ----------------------- =====================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:


                                                            2000                 1999
          -------------------------------------------------------------    -----------------


          Minimum lease payments receivable                 $4,028,512          $ 5,419,945
          Estimated residual values                            768,233            1,008,935
           Less unearned income                              (2,248,421 )         (3,155,725 )
                                                           -----------------  -----------------

          Net investment in direct financing leases        $ 2,548,324          $ 3,273,155
                                                         =================    =================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2000, 1999, 1998


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:


                             2001                                                       $  402,336
                             -------------------------------------------
                             2002                                                          402,336
                             -------------------------------------------
                             2003                                                          402,336
                             -------------------------------------------
                             2004                                                          402,336
                             -------------------------------------------
                             2005                                                          402,336
                             -------------------------------------------
                             Thereafter                                                  2,016,832
                             -------------------------------------------        -------------------

                                                                                       $ 4,028,512
                                                                                ===================


         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods ( see Note 3).

         During 2000, the Partnership sold two of its properties for which land and buildings were classified as direct financing leases. In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the assets classified as a direct financing lease, were removed from the accounts (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has an 18 percent interest, a 4.79% interest , and a 79 percent interest in the profits and losses of CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 53 percent interest in a property in Smithfield, North Carolina, with an affiliate of the general partners, as tenants-in-common and a 35.64% interest in a property in Miami, Florida, with an affiliate of the general partners as tenants-in-common. Amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
-------------------------------------------------

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and affiliate of the general partners, to construct and hold one restaurant property in Duluth, Georgia. As of December 31, 2000 and 1999, the Partnership contributed approximately $969,299 and $119,100, respectively, to purchase land and pay for construction costs relating to the joint venture. In October 2000, the Partnership acquired an additional 45 percent interest in Duluth Joint Venture, from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd. for an aggregate purchase price of approximately $610,000 As of December 31, 2000, the Partnership owned a 56 percent interest in the profits and losses of the joint venture.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $219,900 in excess of it original purchase price. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received approximately $460,900, representing its pro rata share of the liquidation proceeds. In June 2000, the Partnership reinvested approximately $195,107 of these proceeds and approximately $240,000 from the payoff of a note receivable related to the 1995 sale of a property in Jacksonville, Florida, in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since it shares control with affiliates. As of December 31, 2000, the Partnership owned a 17.16% interest in the profits and losses of the joint venture.

         In November 1999, the Partnership used a portion of the net sales proceeds from the 1998 sale of the property in Maryville, Tennessee to acquire a property in Montgomery, Alabama as tenants in common with CNL Income Fund IX, ltd. a Florida limited partnership and affiliate of the general partners. Amounts relating to its investment are included in investment in joint ventures. As of December 31, 1999, the Partnership owned a 71 percent interest in this property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
-------------------------------------------------

         In August 2000, the Partnership used the net sales proceeds from the sale of the property in Pueblo, Colorado to acquire a property in Colorado Springs, Colorado as tenants in common with CNL Income Fund XII, Ltd., ("CNL XII") a Florida limited partnership and affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-tenant will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership and CNL XII acquired this property from CNL BB Corp., an affiliate of the general partners. As of December 31, 2000, the Partnership owned a 43 percent interest in the property in Colorado Springs, Colorado (see Note 9).

         CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Des Moines Real Estate joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture, and the Partnership and affiliates as tenants in common in four separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined,  condensed  financial  information
         for  the   joint   ventures   and   the   three   properties   held  as
         tenants-in-common with affiliates at December 31:


                                                                                2000                  1999
             --------------------------------------------------------      ----------------      ----------------
             Land and buildings on operating leases,
                 less accumulated depreciation                                 $16,729,763           $11,427,388

             Net investment in direct financing lease                              922,091               932,696
             --------------------------------------------------------
             Cash                                                                  153,432               962,409
             --------------------------------------------------------
             Receivables                                                             8,444                39,213
             --------------------------------------------------------
             Prepaid expenses                                                          810                    --
             --------------------------------------------------------
             Accrued rental income                                                 236,243               148,868
             --------------------------------------------------------
             Other assets                                                               --                 1,917
             --------------------------------------------------------
             Liabilities                                                           172,475                68,783
             --------------------------------------------------------
             Partners' capital                                                  17,878,308            13,443,708
             --------------------------------------------------------
             Revenues                                                            1,661,292             1,297,799
             --------------------------------------------------------
             Gain on sale of assets                                                     --               239,336
             --------------------------------------------------------
             Net income                                                          1,326,080             1,246,689


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
-------------------------------------------------

         The Partnership recognized income totaling $456,050, $429,997, and $311,081 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures and the four properties held as tenants in common with affiliates.

6.       Restricted Cash:
------------------------

         As of December 32, 2000, total net sales proceeds of $1,503,682 from the sale of the Partnership's properties in Jacksonville and Lake City, Florida and Brunswick, Georgia plus accrued interest of $247 were being held in an interest bearing account pending the release of funds to acquire additional properties.

7.       Mortgage Notes Receivable:
         -------------------------

         In connection with the sale of its property in Florence, South Carolina during 1995, the Partnership accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $10,395, including interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $1,147, $1,135, and $1,025, for the years ended December 31, 2000, 1999, and 1998, respectively. In February 2001, the Partnership received a balloon payment of $1,115,301 which included the outstanding principal balance and $14,419 of accrued interest (see Note 12).

         In addition, the Partnership accepted a promissory note in the principal sum of $240,000 in connection with the sale of one of its properties in Jacksonville, Florida in December 1995. The note was collateralized by a mortgage on the property. The promissory note bore interest at a rate of ten percent per annum and was to be collected in 119 equal monthly installments of $2,106, with a balloon payment of $218,252 due in December 2005. During the year ended December 31, 1999, the Partnership collected the outstanding principal balance of $235,564 (plus accrued interest) relating to the promissory note.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Mortgage Notes Receivable - Continued:
         -------------------------------------

         The mortgage  notes  receivable  consisted of the following at December
31:


                                                                  2000                      1999
                                                            -----------------         ------------------

               Principal balance                                 $ 1,101,865                $ 1,112,144
               Accrued interest receivable                            15,724                      6,407
               Less deferred gain on sale of
               land and building                                    (122,996 )                 (124,143 )
                                                            -----------------         ------------------

                                                                  $  994,593                 $  994,408
                                                            =================         ==================


         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 2000 and 1999, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

8.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Allocations and Distributions - Continued:
         -----------------------------------------

         Partnership was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distribution during the year ended December 31, 2000.

         During each of the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $2,700,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Income Taxes:
---------------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2000               1999             1998
                                                               -------------      -------------     ------------

           Net income for financial reporting purposes          $ 3,221,515         $2,545,690      $ 2,466,018

           Depreciation for tax reporting purposes in excess
               of depreciation for financial reporting
               purposes                                             (19,345 )          (19,957 )        (16,795 )

           Gain on sale of assets for financial reporting
               purposes in excess of gain for tax
               reporting purposes                                  (832,083 )         (188,377 )           (246 )

           Direct financing leases recorded as operating
               leases for tax reporting purposes                    100,821             92,237           81,760

            Equity in  earnings of  unconsolidated  joint
                ventures  for tax  reporting  purposes in
                excess of (less than)  equity in earnings
                of  unconsolidated   joint  ventures  for
                financial
                reporting purposes                                   (6,585 )           54,093           11,026

           Accrued rental income                                    (59,795 )          (81,057 )        (90,896 )

           Rents paid in advance                                     (1,792 )          (48,027 )        (12,644 )

           Minority interest in timing differences of
               unconsolidated joint venture                             981                981              982

           Allowance for uncollectible accounts                     (16,175 )          (12,174 )         (4,106 )

           Capitalization  (Deduction) of transaction  costs
              for tax reporting purposes                           (179,206 )          160,425           18,781
                                                               -------------      -------------     ------------

           Net income for federal income tax purposes           $ 2,208,336         $2,503,834      $ 2,453,880
                                                               =============      =============     ============


                                             CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                   Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions:
         --------------------------

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

         In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the properties held as tenants-in-common with affiliates, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2000, 1999, and 1998.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2000, 1999, and 1998.

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliate provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $91,926, $102,417, and $87,256 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions - Continued:
         --------------------------------------

         During 2000, the Partnership and CNL XII, as tenants in common, acquired an interest in a Bennigan's property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the State of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the year ended December 31, 2000, other income of the tenants in common included $3,693 of such amounts.

         The amounts due to related parties totaled $67,815 and $59,131 at December 31, 2000 and 1999, respectively.

11.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the four properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:


                                                                2000              1999               1998
                                                            -------------     -------------      -------------

                  Golden Corral Corporation                    $ 732,948          $712,877           $732,650
                  Restaurant Management
                      Services, Inc.                             328,244           456,440            448,691
                  Waving Leaves, Inc.                            289,268           295,176            300,546


         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the four properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Concentration of Credit Risk - Continued:
         ----------------------------------------

                                                                 2000              1999               1998
                                                             -------------     --------------     -------------

             Golden Corral Family
                 Steakhouse Restaurants                         $ 732,948          $ 712,877         $ 732,650
             Burger King                                          313,857            380,586           469,984
             Hardees                                              544,275            443,819           451,348


         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

12.      Subsequent Events:
         -----------------

         In January 2001, the Partnership used $1,495,700 in net sales proceeds received from the sale of three of its properties (two in Jacksonville, Florida and one in Lake City, Florida) to acquire a property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership.

         On February 15, 2001, the Partnership collected the outstanding principal balance and $14,419 of accrued interest in connection with the sale of the Partnership's property in Florence, South Carolina to the tenant in August 1995 for which the Partnership accepted a promissory note collateralized by a mortgage on the property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


13.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during they years ended December 31, 2000 and 1999:


        2000 Quarter              First              Second               Third               Fourth             Year
   -----------------------    ---------------    ----------------    -----------------    ---------------    -------------

   Revenues (1)                    $ 717,803           $ 679,982            $ 701,529           $742,787      $ 2,842,101
   Net Income                        537,436             631,366            1,202,585            850,128        3,221,515
   Net income per
       limited partner                 0.018               0.021                0.040              0.028            0.107
       unit

   1999 Quarter                   First              Second               Third               Fourth             Year
   -----------------------    ---------------    ----------------    -----------------    ---------------    -------------

   Revenues (1)                    $ 704,314           $ 828,853            $ 689,441           $770,325      $ 2,992,933
   Net Income                        542,415             828,713              522,774            651,788        2,545,690
   Net income per
       limited partner
       unit                            0.018               0.027                0.017              0.022            0.084



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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.
Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.



                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 2000
     -------------------------                       ---------------------                   -----------------------

Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Accounting    and     administrative
operating expenses                            at the  lower of cost or 90  percent     services: $91,926
                                              of the  prevailing  rate at  which
                                              comparable   services  could  have
                                              been    obtained   in   the   same
                                              geographic area. Affiliates of the
                                              General Partners from time to time
                                              incur certain  operating  expenses
                                              on behalf of the  Partnership  for
                                              which the  Partnership  reimburses
                                              the affiliates without interest.

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







                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 2000
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






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 2000
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



In addition, the Partnership acquired an additional 45% interest in Duluth Joint Venture from CNL Income Fund, V, Ltd. and CNL Income Fund XV, Ltd., each an affiliate of the general partners, for an aggregate purchase price of approximately $610,000.

The Partnership, with CNL Income Fund XII, Ltd., an affiliate of the general partners acquired an interest in a Bennigan's property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  2000

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                                     CNL INCOME FUND VII, LTD.

                                     By:      CNL REALTY CORPORATION
                                              General Partner

                                              /s/  Robert A.Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE, President


                                     By:      ROBERT A. BOURNE
                                              General Partner

                                              /s/   Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE

                                     By:      JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/    James  M. Seneff, Jr.
                                              ----------------------------------
                                              JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date

/s/          Robert          A.            President,   Treasurer  and  Director              March  28, 2001
----------------------------------------
Bourne                                     (Principal        Financial       and
-----------------------------
Robert A. Bourne                           Accounting  Officer)

/s/      James     M.      Seneff,         Chief Executive  Officer and Director              March  28, 2001
----------------------------------------
Jr.                                        (Principal Executive  Officer)
----------------------
James M. Seneff, Jr.

                                                                                    Costs Capitalized
                                                                                    Subsequent To
                                                        Initial Cost                Acquisition
                                           ---------------------------  ---------------------
                             Encum-                      Buildings and   Improve-     Carrying
                            brances           Land        Improvements     ments      Costs
                           -----------     ------------  -------------  ------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market Restaurant:
      Marietta, Georgia        -              $534,421       $507,133             -        -

    Burger King Restaurants:
      Jefferson City, Tennessee-               216,633        546,967             -        -
      Sierra Vista, Arizona    -               421,170              -             -        -

    Checkers Drive-In Restaurant:
      Winter Springs, Florida  -               397,536              -             -        -

    Church's Fried Chicken
      Restaurants:
          Gainesville, Florida -h)              79,395        124,653             -        -
          Daytona Beach, Florid-               149,701              -             -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Odessa, Texas        -               502,364        815,831             -        -
          Midland, Texas       -               481,748        857,185             -        -
          El Paso, Texas       -               745,506              -       802,132        -
          Harlingen, Texas     -               503,799              -       890,878        -

    Hardee's Restaurants:
      Akron, Ohio              -               198,086              -             -        -
      Dalton, Ohio             -               180,556              -             -        -
      Minerva, Ohio            -               143,775              -             -        -
      Orrville, Ohio           -               176,169              -             -        -
      Seville, Ohio            -               245,648              -             -        -
      Clinton, Tennessee       -               295,861              -             -        -

    Jack in the Box Restaurant:
      San Antonio, Texas       -               525,720              -       381,591        -

    KFC Restaurant:
      Arcadia, Florida         -               175,020        333,759             -        -

    Rally's Restaurant:
      Toledo, Ohio             -               281,880        196,608        47,002        -

    Shoney's Restaurants:
      Saddlebrook, Florida     -               427,238              -       765,532        -

    Taco Bell Restaurant:
      Detroit, Michigan        -               168,429              -       402,674        -
                                           ------------  -------------  ------------  -------

                                            $6,850,655     $3,382,136    $3,289,809        -
                                           ============  =============  ============  =======

Properties  of  Joint   Venture  in
   Which the Partnership has an 18%
   Interest  and  has  Invested  in
   Under Operating Leases:

    Burger King Restaurants:
      Columbus, Ohio           -              $345,696       $651,985             -        -
      San Antonio, Texas       -               350,479        623,615             -        -
      Pontiac, Michigan        -               277,192        982,200             -        -
      Raceland, Louisiana      -               174,019        986,879             -        -
      New Castle, Indiana      -               264,239        662,265             -        -
      Hastings, Minnesota      -               155,553        657,159             -        -
                                           ------------  -------------  ------------  -------

                                            $1,567,178     $4,564,103             -        -
                                           ============  =============  ============  =======
Property of Joint  Venture in Which
   the   Partnership  has  a  4.79%
   Interest  and  has  Invested  in
   Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington   -              $322,726       $791,658             -        -
                                           ============  =============  ============  =======

Property of Joint  Venture in Which
   the   Partnership   has   a  79%
   Interest  and  has  Invested  in
   Under an Operating Lease:

    Jack in the Box Restaurant:
      Mansfield, Texas         -              $297,295       $482,914             -        -
                                           ============  =============  ============  =======

Property of Joint Venture in
   Which the Partnership has a 56%
   Interest and had Invested
   in Under an Operating Lease

    Roadhouse Grill Restaurant:
      Duluth, Georgia          -            $1,078,469              -      $865,185        -
                                           ============  =============  ============  =======

Property of Joint  Venture in Which
   the  Partnership  has  a  17.16%
   Interest  and  has  Invested  in
   Under an Operating Lease:

    TGI Friday's Restaurant:
      Homestead, Pennsylvania  -           $ 1,036,297    $ 1,499,296             -        -
                                           ============  =============  ============  =======

Property in which the
   Partnership has a 43%
   Interest  as   Tenants-in-Common
   and has  Invested  in  Under  an
   Operating Lease:

    Bennigan's Restaurant:
      Colorado Springs, Colorad-             $ 947,120    $ 1,279,013             -        -
                                           ============  =============  ============  =======

Property in Which  the  Partnership
   has a 53%  Interest  as Tenants-
   in-Common  and has  Invested  in
   Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolin-              $264,272    $ 1,155,018             -        -
                                           ============  =============  ============  =======

Property in Which  the  Partnership
   has   a   35.64%   Interest   as
   Tenants-   in-Common   and   has
   Invested  in Under an  Operating
   Lease:

    Chevy's Fresh Mex Restaurant:
      Miami, Florida           -              $976,357       $974,016             -        -
                                           ============  =============  ============  =======

Property in Which the Partnership
   has a 71% Interest as Tenants-
   in-Common and has Invested
  in Under an Operating Lease:

    IHOP Restaurant:
      Montgomery, Alabama      -              $584,126              -             -        -
                                           ============  =============  ============  =======


Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurant:
      Sierra Vista, Arizona    -                     -              -      $333,212        -

    Hardee's Restaurants:
      Akron, Ohio              -                     -        540,215             -        -
      Dalton, Ohio             -                     -        490,656             -        -
      Minerva, Ohio            -                     -        436,663             -        -
      Orrville, Ohio           -                     -        446,337             -        -
      Seville, Ohio            -                     -        487,630             -        -
      Clinton Tennessee        -                     -        338,216             -        -

                                                     -     $2,739,717      $333,312        -
                                           ============  =============  ============  =======

Property in Which the Partnership has
    a 71% Interest as Tenants-in-Common
    and has Invested in Under a Direct
   Financing Lease:

    IHOP Restaurant:
      Montgomery, Alabama      -                     -       $933,873             -        -
                                           ============  =============  ============  =======


                                                                                    Life on Which
               Gross Amount at Which                                                Depreciation in
               Carried at Close of Period (c)                   Date                Latest Income
---------------------------------------------
               Buildings and                    Accumulated    of Con-    Date      Statement is
    Land       Improvements        Total        Depreciation   struction Acquired     Computed
-------------  -------------   --------------   ------------   -------   -------    ------------





    $534,421       $507,133       $1,041,554        $70,481     1994     10/96          (b)


     216,633        546,967          763,600        193,062     1988     01/90          (b)
     421,170             (f)         421,170              -     1990     06/90          (d)


     397,536              -          397,536             (g)     -       07/94          (g)



      79,395        124,653          204,048         41,380     1983     01/91          (b)
     149,701              -          149,701              -     1985     01/91          (i)



     502,364        815,831        1,318,195        292,581     1990     03/90          (b)
     481,748        857,185        1,338,933        306,864     1990     04/90          (b)
     745,506        802,132        1,547,638        274,996     1990     05/90          (b)
     503,799        890,878        1,394,677        307,861     1990     06/90          (b)


     198,086             (f)         198,086              -     1990     11/90          (d)
     180,556             (f)         180,556              -     1990     11/90          (d)
     143,775             (f)         143,775              -     1990     11/90          (d)
     176,169             (f)         176,169              -     1990     11/90          (d)
     245,648             (f)         245,648              -     1990     11/90          (d)
     295,861             (f)         295,861              -     1992     09/92          (d)


     525,720        381,591          907,311        132,669     1990     05/90          (b)


     175,020        333,759          508,779        115,764     1985     08/90          (b)


     281,880        243,610          525,490         81,136     1990     01/91          (b)


     427,238        765,532        1,192,770        269,650     1990     04/90          (b)


     168,429        402,674          571,103        139,116     1990     06/90          (b)
-------------  -------------   --------------   ------------

  $6,850,655     $6,671,945      $13,522,600     $2,225,560
=============  =============   ==============   ============









    $345,696       $651,985         $997,681       $201,312     1986     09/91          (b)
     350,479        623,615          974,094        192,552     1986     09/91          (b)
     277,192        982,200        1,259,392        303,271     1987     09/91          (b)
     174,019        986,879        1,160,898        304,716     1988     09/91          (b)
     264,239        662,265          926,504        204,486     1988     09/91          (b)
     155,553        657,159          812,712        202,909     1990     09/91          (b)
-------------  -------------   --------------   ------------

  $1,567,178     $4,564,103       $6,131,281     $1,409,246
=============  =============   ==============   ============






    $322,726       $791,658       $1,114,384       $216,673     1992     10/92          (b)
=============  =============   ==============   ============







    $297,295       $482,914         $780,209        $61,158     1997     02/97          (b)
=============  =============   ==============   ============







  $1,078,469       $865,185       $1,943,654         $7,210     1999     12/99          (k)
=============  =============   ==============   ============







 $ 1,036,297    $ 1,499,296      $ 2,535,593       $ 29,288     2000     06/00          (b)
=============  =============   ==============   ===============








   $ 947,120    $ 1,279,013      $ 2,226,133       $ 17,765     2000     08/00          (b)
=============  =============   ==============   ============







   $ 264,272    $ 1,155,018      $ 1,419,290      $ 116,452     1996     12/97          (b)
=============  =============   ==============   ============







    $976,357       $974,016       $1,950,373        $97,490     1995     12/97          (b)
=============  =============   ==============   ============







    $584,126             (f)        $584,126              -     1998     11/99          (d)
=============                  ==============







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









          (f)            (f)              (f)            (d)    1998     11/99          (d)



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998, are summarized as follows:


                                                                                                Accumulated
                                                                               Cost            Depreciation
          -------------------------------------------                    -----------------    ----------------
          Properties the Partnership has Invested
            in Under Operating Leases:
          -------------------------------------------

          -------------------------------------------
               Balance, December 31, 1997                                    $  17,552,433       $  2,169,570
          -------------------------------------------
               Depreciation expense                                                     --            304,356
          -------------------------------------------                    -----------------    ----------------

          -------------------------------------------
               Balance, December 31, 1998                                       17,552,433          2,473,926
          -------------------------------------------
               Dispositions                                                       (965,646)          (165,272 )
          -------------------------------------------
               Depreciation expense                                                     --            293,799
          -------------------------------------------                    -----------------    ----------------

          -------------------------------------------
               Balance, December 31, 1999                                       16,586,787          2,602,453
          -------------------------------------------
               Dispositions                                                     (3,064,187)          (639,790 )
          -------------------------------------------
               Depreciation expense                                                     --            262,897
          -------------------------------------------                    -----------------    ----------------

          -------------------------------------------
               Balance, December 31, 2000                                    $  13,522,600       $  2,225,560
          -------------------------------------------                    =================    ================




          Properties  of Joint  Venture  in  Which  the  Partnership  has an 18%
            Interest and has Invested in Under Operating Leases:

               Balance, December 31, 1997                                    $  6,131,281           $  952,835
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 1998                                       6,131,281            1,104,972
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 1999                                       6,131,281            1,257,109
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 2000                                    $  6,131,281          $ 1,409,246
                                                                          ================     ===============

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

                                                                                               Accumulated
                                                                              Cost             Depreciation
                                                                         ----------------     ---------------

         Property of Joint Venture in Which the Partnership has a 4.79% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1997                                    $  1,114,384           $  137,507
              Depreciation expense                                                    --               26,388
                                                                         ----------------     ---------------

              Balance, December 31, 1998                                       1,114,384              163,895
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 1999                                       1,114,384              190,284
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 2000                                    $  1,114,384           $  216,673
                                                                         ================     ===============


         Property of Joint Venture in Which the Partnership has a 79% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1997                                    $    780,209         $    12,778
              Depreciation expense                                                    --              16,186
                                                                        -----------------    ----------------

              Balance, December 31, 1998                                         780,209              28,964
              Depreciation expense                                                    --              16,097
                                                                        -----------------    ----------------

              Balance, December 31, 1999                                         780,209              45,061
              Depreciation expense                                                    --              16,097
                                                                        -----------------    ----------------

              Balance, December 31, 2000                                    $    780,209         $    61,158
                                                                        =================    ================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

                                                                                            Accumulated
                                                                           Cost             Depreciation
                                                                     ------------------   -----------------

       Property of Joint Venture in Which the Partnership has a 17.16% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                       $      --            $     --
            Acquisition                                                      2,535,593                  --
            Depreciation expense                                                    --              29,288
                                                                     ------------------   -----------------

            Balance, December 31, 2000                                   $   2,535,593         $    29,288
                                                                     ==================   =================

       Property of Joint Venture in Which the  Partnership has a 53% Interest as
         Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                    $  1,419,290           $     949
            Depreciation expense                                                    --              38,501
                                                                       ----------------    ----------------

            Balance, December 31, 1998                                       1,419,290              39,450
            Depreciation expense                                                    --              38,501
                                                                       ----------------    ----------------

            Balance, December 31, 1999                                       1,419,290              77,951
            Depreciation expense                                                    --              38,501
                                                                       ----------------    ----------------

            Balance, December 31, 2000                                    $  1,419,290          $  116,452
                                                                       ================    ================

       Property in Which the  Partnership  has a 35.64%  Interest as Tenants-in-
         Common and has Invested in Under an Operating Lease:

            Balance December 31, 1997                                     $  1,950,373            $     89
            Depreciation                                                            --              32,467
                                                                       ----------------    ----------------

            Balance December 31, 1998                                        1,950,373              32,556
            Depreciation                                                            --              32,467
                                                                       ----------------    ----------------

            Balance December 31, 1999                                        1,950,373              65,023
            Depreciation                                                            --              32,467
                                                                       ----------------    ----------------

            Balance December 31, 2000                                     $  1,950,373          $   97,490
                                                                       ================    ================


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2000

                                                                                              Accumulated
                                                                            Cost              Depreciation
                                                                       ----------------     -----------------
       Property of Joint Venture in Which the Partnership has a 56% Interest and
         has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                        $     --              $     --
            Acquisition                                                      1,083,153                    --
            Depreciation expense                                                    --                    --
                                                                       ----------------     -----------------

            Balance, December 31, 1999                                       1,083,153                    --
            Acquisition                                                        860,501                    --
            Depreciation expense                                                    --                 7,210
                                                                       ----------------     -----------------

            Balance, December 31, 2000                                    $  1,943,654            $    7,210
                                                                       ================     =================

       Property in Which the Partnership has a 71% Interest as Tenants-in Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                        $     --              $     --
            Acquisition                                                        584,126                    --
            Depreciation expense (d)                                                --                    --
                                                                       ----------------     -----------------

            Balance December 31, 1999                                          584,126                    --
            Depreciation expense (d)                                                --                    --
                                                                       ----------------     -----------------

            Balance December 31, 2000                                      $   584,126              $     --
                                                                       ================     =================

       Property in Which the Partnership has a 43% Interest as Tenants-in Common and has Invested in Under an Operating Lease:

            Balance December 31, 1999                                         $     --              $     --
            Acquisition                                                      2,226,133                    --
            Depreciation expense                                                    --                17,765
                                                                       ----------------     -----------------

            Balance December 31, 2000                                     $  2,226,133           $    17,765
                                                                       ================     =================




(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2000


(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $16,547,577 and $19,616,916, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2000


                                                                                                                       Principal
                                                                                                                      Amount of
                                                                                                                        Loans
                                                                                                                     Subject to
                                      Final           Periodic                      Face           Carrying          Delinquent
                      Interest       Maturity         Payment       Prior         Amount of        Amount of          Principal
   Description          Rate           Date            Terms        Liens         Mortgages      Mortgages(2)        or Interest
------------------    ---------  -----------------   -----------   ----------    -------------   --------------     -------------

Perkins -
Florence, SC
First Mortgage         10.25%     February 2001         (1)            $ --      $ 1,160,000        $  994,593            $    --
                                                                   ----------    -------------   --------------     -------------

    Total                                                              $ --      $ 1,160,000        $  994,593 (3)        $    --
                                                                   ==========    =============   ==============     =============


(1)      Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,100,882.

(2)      The tax carrying value of the notes is approximately $1,101,866, which is net of deferred gain of $93,421.

(3)      The changes in the carrying amounts are summarized as follows:

                                                                2000              1999                 1998
             -------------------------------------------   ----------------   ---------------     ---------------

             -------------------------------------------
             Balance at beginning of period                    $  994,408       $ 1,241,056         $  1,250,597
             -------------------------------------------

             -------------------------------------------
             Interest earned                                      113,379           127,054              139,446
             -------------------------------------------

             -------------------------------------------
             Collection of principal and interest                (114,341  )       (374,837  )          (150,012 )
             -------------------------------------------

             -------------------------------------------
             Recognition  of deferred  gain on sale
             of                                                     1,147             1,135                1,025
                 land and building
             -------------------------------------------   ----------------   ---------------     ---------------

             -------------------------------------------
             Balance at end of period                          $  994,593        $  994,408         $  1,241,056
             -------------------------------------------   ================   ===============     ===============


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