Form 10-Q
period 2001-03-31
CNL INCOME FUND VII LTD
filed 2001-05-15
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-2963871
----------------------------------------------- --------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                                     32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
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



                                                                        Page

Part I.

   Item 1.     Financial Statements:

                   Condensed Balance Sheets                              1

                   Condensed Statements of Income                        2

                   Condensed Statements of Partners' Capital             3

                   Condensed Statements of Cash Flows                    4

                   Notes to Condensed Financial Statements               5-8

   Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   9-12

   Item 3.     Quantitative and Qualitative Disclosures About
                   Market Risk                                           12

Part II.

         Other Information                                               13-14

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,288,938 and
       $2,225,560, respectively                                               $ 12,729,361            $ 11,297,040
   Net investment in direct financing leases                                     2,525,329               2,548,324
   Investment in joint ventures                                                  6,941,558               6,452,604
   Mortgage note receivable, less deferred gain of
       $122,996 in 2000                                                                 --                 994,593
   Cash and cash equivalents                                                     2,156,862               1,454,025
   Certificate of deposit                                                          105,250                 103,500
   Restricted cash                                                                      --               1,503,929
   Receivables, less allowance for doubtful accounts
       of $504 in 2000                                                               5,826                  86,351
   Due from related parties                                                            503                   1,256
   Prepaid expenses                                                                 10,165                  27,108
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2001 and 2000                                       1,074,012               1,078,762
   Other assets                                                                     60,422                  60,422
                                                                         ------------------     -------------------

                                                                              $ 25,609,288            $ 25,607,914
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   36,549              $   31,415
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                          128,511                  67,815
   Rents paid in advance and deposits                                                9,168                   8,315
                                                                         ------------------     -------------------
       Total liabilities                                                           849,228                 782,545

   Minority interest                                                               144,019                 144,368

   Partners' capital                                                            24,616,041              24,681,001
                                                                         ------------------     -------------------

                                                                              $ 25,609,288            $ 25,607,914
                                                                         ==================     ===================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2001               2000
                                                                              ---------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 403,625          $ 471,446
    Earned income from direct financing leases                                        77,588             99,048
    Contingent rental income                                                             365              5,950
    Interest and other income                                                         58,509             51,969
                                                                              ---------------    ---------------
                                                                                     540,087            628,413
                                                                              ---------------    ---------------

Expenses:
    General operating and administrative                                             103,480             45,434
    Professional services                                                             12,727             11,926
    State and other taxes                                                             31,409             14,430
    Depreciation                                                                      63,378             71,540
    Transaction costs                                                                     --             37,339
                                                                              ---------------    ---------------
                                                                                     210,994            180,669
                                                                              ---------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures and
    Gain on Sale of Assets                                                           329,093            447,744

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (4,686 )           (4,712 )

Equity in Earnings of Unconsolidated Joint Ventures                                  162,637             94,102

Gain on Sale of Assets                                                               122,996                302
                                                                              ---------------    ---------------

Net Income                                                                         $ 610,040          $ 537,436
                                                                              ===============    ===============

Allocation of Net Income:
    General partners                                                                  $   --             $   --
    Limited partners                                                                 610,040            537,436
                                                                              ---------------    ---------------

                                                                                   $ 610,040          $ 537,436
                                                                              ===============    ===============

Net Income Per Limited Partner Unit                                                $   0.020           $  0.018
                                                                              ===============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                             30,000,000         30,000,000
                                                                              ===============    ===============

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2001                  2000
                                                                        -------------------    ------------------

General partners:
    Beginning balance                                                          $   230,931            $  230,931
    Net income                                                                          --                    --
                                                                        -------------------    ------------------
                                                                                   230,931               230,931
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                         $ 24,450,070          $ 23,928,555
    Net income                                                                     610,040             3,221,515
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively)                                        (675,000 )          (2,700,000 )
                                                                        -------------------    ------------------
                                                                                24,385,110            24,450,070
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 24,616,041          $ 24,681,001
                                                                        ===================    ==================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2001               2000
                                                                            ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 773,042          $ 732,574
                                                                            ---------------    ---------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                                (500,018 )               --
       Decrease in restricted cash                                               1,503,682                 --
       Additions to land and buildings on operating
          leases                                                                (1,495,699 )               --
       Collections on mortgage note receivable                                   1,101,865              2,708
                                                                            ---------------    ---------------
          Net cash provided by investing activities                                609,830              2,708
                                                                            ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (675,000 )         (675,000 )
       Distributions to holder of minority interest                                 (5,035 )           (4,953 )
                                                                            ---------------    ---------------
          Net cash used in financing activities                                   (680,035 )         (679,953 )
                                                                            ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                          702,837             55,329

Cash and Cash Equivalents at Beginning of Quarter                                1,454,025            925,348
                                                                            ---------------    ---------------

Cash and Cash Equivalents at End of Quarter                                     $2,156,862          $ 980,677
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its 83 percent interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sales of three of its properties, (two in Jacksonville, Florida and one in Lake City, Florida), in a property in Baton Rouge, Louisiana at an approximate cost of $1,495,700 (see Note
         7).

4.       Restricted Cash:
         ---------------

         As of December 31, 2000, net sales proceeds of $1,503,682 from the sale of three properties plus accrued interest of $247 were being held in an interest-bearing escrow account pending the release of the funds by the escrow agent to acquire an additional

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Restricted Cash - Continued:
         ---------------------------

         property. These funds were released by the escrow agent in 2001 and were used to acquire a property in Baton Rouge, Louisiana (see Note 3).

5.       Mortgage Note Receivable:
         ------------------------

         During 1995, the Partnership had accepted a promissory note in connection with the sale of one of its properties. During the quarter ended March 31, 2001, the Partnership collected the outstanding balance of $1,117,589 relating to the promissory note accepted in connection with the 1995 sale of the property in Florence, South Carolina, and in connection therewith, the Partnership recognized the remaining gain of $122,996 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

6.       Investment in Joint Ventures:
         ----------------------------

         In January 2001, the Partnership acquired an additional 19.72% interest in TGIF Pittsburgh Joint Venture, from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of March 31, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

7.       Related Party Transactions:
         --------------------------

         During the quarter ended March 31, 2001, the Partnership acquired a property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, for a purchase price of approximately $1,495,700 (see Note 3). CNL Funding 2001-A, LP, is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP, to acquire and carry the property, including closing costs.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


8.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of total rental and earned income from its unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                         2001                 2000
                                                                   -----------------     ----------------

                   Golden Corral Corporation                              $ 169,866            $ 168,542
                   Jack in the Box Inc.                                      77,578                  N/A
                   Restaurant Management
                        Services, Inc.                                          N/A              116,508
                   Waving Leaves, Inc.                                          N/A               72,880



         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of total rental and earned income from its unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                         2001                 2000
                                                                   -----------------     ----------------

                   Golden Corral Family
                        Steakhouse Restaurant                               169,866              168,542
                   Hardee's                                                 107,405              109,673
                   Jack in the Box                                           77,578                  N/A
                   Burger King                                               75,481               76,468



         The information denoted by N/A indicates that for each period presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental, earned and mortgage interest income.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


8.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

9.       Subsequent Event:
         ----------------

         In April 2001, the Partnership invested approximately $250,000 of the proceeds received from the 2000 sale of the Partnership's property in Friendswood, Texas and a portion of the amount collected from the payoff of the promissory note accepted by the Partnership in connection with the 1995 sale of its property in Florence, South Carolina, for an approximate 14 percent interest in a joint venture arrangement, CNL VII and XVII Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired the property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the property, including closing costs. In connection therewith, the joint venture entered into a long term triple-net lease with terms substantially the same as the Partnership's other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 36 Properties, which included interests in eleven Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $773,042 and $732,574 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2001.

         As of December 31, 2000, the Partnership had accepted a promissory note in connection with the sale of one of its Properties. During the quarter ended March 31, 2001, the Partnership collected the outstanding balance of $1,117,589 relating to the promissory note accepted in connection with the sale of the Property in Florence, South Carolina. In April 2001, the Partnership used a portion of these proceeds to acquire a Property in Lincoln, Nebraska, as described below. The Partnership intends to reinvest the remaining amounts collected in an additional Property.

         In January 2001, the Partnership used the proceeds from the 2000 sales of two Properties in Jacksonville, Florida and the Property in Lake City, Florida to acquire a Property in Baton Rouge, Louisiana for a purchase price of approximately $1,995,700. The Partnership acquired the Property from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership.

         In January 2001, the Partnership used a portion of the proceeds received from the 2000 sale of the Property in Friendswood, Texas to acquire an additional 19.72% interest in TGIF Pittsburgh Joint Venture, from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of March 31, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership invested approximately $250,000 of the proceeds received from the 2000 sale of the Partnership's property in Friendswood, Texas and the amount collected from the promissory note accepted by the Partnership in connection with the 1995 sale of its Property in Florence, South Carolina for an approximate 14 percent interest in a joint venture arrangement, CNL VII and XVII Joint Venture, to acquire a Property located in Lincoln, Nebraska with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         Currently, rental income from the Partnership's Properties, net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to acquire additional Properties, pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $2,262,112 invested in such short-term investments (including a certificate of deposit in the amount of $105,250), as compared to $1,557,525 at December 31, 2000 (including a certificate of deposit in the amount of $103,500). The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs. The increase in cash and cash equivalents at March 31, 2001 was primarily a result of the Partnership receiving the payoff of the promissory note, as described above. The increase in cash and cash equivalents at March 31, 2001 was partially offset by the fact that the Partnership invested in a joint venture arrangement, CNL VII and XVII Joint Venture, as described above.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $849,228 at March 31, 2001, from $782,545 at December 31, 2000. The increase in liabilities was primarily a result of an increase in amounts due to related parties at March 31, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 28 wholly owned Properties (including seven Properties which were sold during 2000) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2001, the Partnership and San Antonio #849 Joint Venture owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership and San Antonio #849 Joint Venture earned $481,213 and $570,494, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily due to the sales during 2000, of several of the Partnership's Properties. The decrease in rental and earned income was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana.

         During the quarter ended March 31, 2001, two lessees, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the quarter ended March 31, 2001, four restaurant chains, Burger King, Golden Corral Family Steakhouse Restaurants, Hardee's and Jack in the Box each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased ten and nine Properties, respectively, indirectly through other joint venture arrangements and owned four and three Properties, respectively, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $162,637 and $94,102, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that in 2000, the Partnership invested the net sales proceeds it received from the 2000 sale of a Property in Friendswood, Texas in a joint venture arrangement, TGIF Pittsburgh Joint Venture, as tenants-in-common, with CNL Income Fund XIV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners. In addition, the Partnership invested the net sales proceeds it received from the 2000 sale of the Property in Pueblo, Colorado in a Property in Colorado Springs, Colorado, as tenants-in-common, with CNL Income Fund XII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         Operating expenses, including depreciation expense, were $210,994 and $180,669 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, was partially attributable to an increase in the state taxes incurred by the Partnership due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during the quarter ended March 31, 2001 was partially offset by the fact that in 2000 the Partnership incurred $37,339 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $122,996 and $302 for the quarters ended March 31, 2001 and 2000, respectively. The gain recognized was higher during the quarter ended March 31, 2001, due to the fact that during the quarter ended March 31, 2001, the Partnership collected the remaining outstanding balance relating to this promissory note collateralized by the Property in Florence, South Carolina, which accelerated the recognition of the gain for financial reporting purposes.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         ------------------

Item 2.  Changes in Securities.       Inapplicable.
         --------------------------

Item 3.  Default upon Senior Securities.   Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders. Inapplicable.
         ----------------------------------------------------

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

                      (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001


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