Form 10-Q
period 2001-06-30
CNL INCOME FUND VII LTD
filed 2001-08-10
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2963871
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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


                                                                                                 Page

Part I.

         Item 1.           Financial Statements:

                               Condensed Balance Sheets                                           1

                               Condensed Statements of Income                                     2

                               Condensed Statements of Partners' Capital                          3

                               Condensed Statements of Cash Flows                                 4

                               Notes to Condensed Financial Statements                            5-10

         Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                11-15

         Item 3.           Quantitative and Qualitative Disclosures About
                               Market Risk                                                        15

Part II.

         Other Information                                                                        16-17






                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for loss
       on assets                                                               $12,386,784            $ 11,297,040
   Net investment in direct financing leases                                     2,501,623               2,548,324
   Investment in joint ventures                                                  7,185,888               6,452,604
   Mortgage note receivable, less deferred gain of
       $122,996 in 2000                                                                 --                 994,593
   Cash and cash equivalents                                                     1,780,259               1,454,025
   Certificate of deposit                                                          107,000                 103,500
   Restricted cash                                                                      --               1,503,929
   Receivables, less allowance for doubtful accounts
       of $46,801 and $504, respectively                                             1,506                  86,351
   Due from related parties                                                          2,091                   1,256
   Prepaid expenses                                                                 15,598                  27,108
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2001 and 2000                                       1,070,963               1,078,762
   Other assets                                                                     60,422                  60,422
                                                                         ------------------     -------------------

                                                                               $25,112,134            $ 25,607,914
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $ 1,942              $   31,415
   Accrued real estate taxes payable                                                 7,551                      --
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                          110,918                  67,815
   Rents paid in advance and deposits                                                8,668                   8,315
                                                                         ------------------     -------------------
       Total liabilities                                                           804,079                 782,545

   Minority interest                                                               143,335                 144,368

   Partners' capital                                                            24,164,720              24,681,001
                                                                         ------------------     -------------------

                                                                               $25,112,134            $ 25,607,914
                                                                         ==================     ===================
See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                 Six Months Ended
                                                                       June 30,                        June 30,
                                                                  2001           2000            2001            2000
                                                              -------------   ------------   --------------  -------------
Revenues:
    Rental income from operating leases                          $ 387,086      $ 463,274       $  790,711      $ 934,720
    Earned income from direct financing leases                      76,879         98,284          154,467        197,332
    Contingent rental income                                         1,937            565            2,302          6,515
    Interest and other income                                       30,257         29,772           88,766         81,741
                                                              -------------   ------------   --------------  -------------
                                                                   496,159        591,895        1,036,246      1,220,308
                                                              -------------   ------------   --------------  -------------

Expenses:
    General operating and administrative                            68,037         43,874          171,517         89,308
    Professional services                                           11,447          3,284           24,174         15,210
    Real estate taxes                                               21,695             --           21,695             --
    State and other taxes                                              479             --           31,888         14,430
    Depreciation                                                    62,715         71,016          126,093        142,556
    Transaction costs                                                   --         27,704               --         65,043
                                                              -------------   ------------   --------------  -------------
                                                                   164,373        145,878          375,367        326,547
                                                              -------------   ------------   --------------  -------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
   Earnings of Unconsolidated Joint Ventures,
   Gain on Sale of Assets and Provision for Loss on
   Assets                                                          331,786        446,017          660,879        893,761

Minority Interest in Income of Consolidated
    Joint Venture                                                   (4,485 )       (4,605 )         (9,171 )       (9,317 )

Equity in Earnings of Unconsolidated Joint Ventures                176,240         92,692          338,877        186,794

Gain on Sale of Assets                                                  --         97,262          122,996         97,564

Provision for Loss on Assets                                      (279,862 )           --         (279,862 )           --
                                                              -------------   ------------   --------------  -------------

Net Income                                                       $ 223,679      $ 631,366       $  833,719     $1,168,802
                                                              =============   ============   ==============  =============

Allocation of Net Income:
    General partners                                               $    --         $   --         $     --         $   --
    Limited partners                                               223,679        631,366          833,719      1,168,802
                                                              -------------   ------------   --------------  -------------

                                                                 $ 223,679      $ 631,366       $  833,719     $1,168,802
                                                              =============   ============   ==============  =============

Net Income Per Limited Partner Unit                              $   0.008       $  0.021        $   0.028      $   0.039
                                                              =============   ============   ==============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                           30,000,000     30,000,000       30,000,000     30,000,000
                                                              =============   ============   ==============  =============
See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Six Months Ended           Year Ended
                                                                           June 30,              December 31,
                                                                             2001                    2000
                                                                    -----------------------    ------------------

General partners:
    Beginning balance                                                         $    230,931            $  230,931
    Net income                                                                          --                    --
                                                                    -----------------------    ------------------
                                                                                   230,931               230,931
                                                                    -----------------------    ------------------

Limited partners:
    Beginning balance                                                        $  24,450,070          $ 23,928,555
    Net income                                                                     833,719             3,221,515
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                                      (1,350,000 )          (2,700,000 )
                                                                    -----------------------    ------------------
                                                                                23,933,789            24,450,070
                                                                    -----------------------    ------------------

Total partners' capital                                                      $  24,164,720          $ 24,681,001
                                                                    =======================    ==================
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 2001               2000
                                                                            ----------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 1,320,260        $1,289,939
                                                                            ----------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                      --         1,005,000
       Investment in joint venture                                                 (743,670 )        (435,000 )
       Decrease in restricted cash                                                1,503,682                --
       Additions to land and buildings on operating
          leases                                                                 (1,495,699 )              --
       Collections on mortgage note receivable                                    1,101,865             4,553
                                                                            ----------------    --------------
          Net cash provided by investing activities                                 366,178           574,553
                                                                            ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,350,000 )      (1,350,000 )
       Distributions to holder of minority interest                                 (10,204 )          (9,883 )
                                                                            ----------------    --------------
          Net cash used in financing activities                                  (1,360,204 )      (1,359,883 )
                                                                            ----------------    --------------

Net Increase in Cash and Cash Equivalents                                           326,234           504,609

Cash and Cash Equivalents at Beginning of Period                                  1,454,025           925,348
                                                                            ----------------    --------------

Cash and Cash Equivalents at End of Period                                      $ 1,780,259        $1,429,957
                                                                            ================    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                  $ 675,000         $ 675,000
                                                                            ================    ==============
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at:


                                                                    June 30,                December 31,
                                                                      2001                      2000

                                                               --------------------      -------------------

               Land                                                   $  7,413,188              $ 6,850,655
               Buildings                                                 7,605,112                6,671,945
                                                               --------------------      -------------------

                                                                        15,018,300               13,522,600
               Less accumulated depreciation                            (2,351,654  )            (2,225,560  )
                                                               --------------------      -------------------
                                                                        12,666,646               11,297,040
               Less allowance for loss on
                    assets                                                (279,862  )                    --
                                                               --------------------      -------------------

                                                                      $ 12,386,784             $ 11,297,040
                                                               ====================      ===================


         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sales of three of its properties, (two in Jacksonville, Florida and one in Lake City, Florida), in a property in Baton Rouge, Louisiana at an approximate cost of $1,495,700 (see Note
         7).

         In addition, during the six months ended June 30, 2001, the Partnership established an allowance for loss on assets of $279,862, relating to its property in Saddlebrook, Florida. The tenant vacated the Property and ceased restaurant operations. The allowance represented the difference between the net carrying value of the property at June 30, 2001 and the estimated net realizable value of the property.

4.       Restricted Cash:
         ---------------

         As of December 31, 2000, net sales proceeds of $1,503,682 from the sale of three properties plus accrued interest of $247 were being held in an interest-bearing escrow account pending the release of the funds by the escrow agent to acquire an additional property. These funds were released by the escrow agent in 2001 and were used to acquire a property in Baton Rouge, Louisiana (see Note 3).



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               Quarters an Six Months Ended June 30, 2001 and 2000


5.       Mortgage Note Receivable:
         ------------------------

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of its property in Florence, South Carolina. During the six months ended June 30, 2001, the Partnership collected the outstanding balance of $1,117,589 relating to this promissory note and in connection therewith, the Partnership recognized the remaining gain of $122,996 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

6.       Investment in Joint Ventures:
         ----------------------------

         In January 2001, the Partnership acquired an additional 19.72% interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of March 31, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its property in Friendswood, Texas and a portion of the 2001 collection of the promissory note (see Note 5) to enter into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 8). The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of June 30, 2001, the Partnership owned a 14% interest in the profits and losses of the joint venture.





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


6.       Investment in Joint Ventures- Continued:
         ---------------------------------------

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common with affiliates at:

                                                                             June 30,                December 31,
                                                                               2001                     2000
                                                                        --------------------     -------------------

           Land and buildings on operating leases,
                    less accumulated depreciation                              $ 18,266,158            $ 16,729,763
           Net investment in direct financing lease                                 916,354                 922,091
           Cash                                                                     165,808                 153,432
           Receivables                                                               23,857                   8,444
           Prepaid expenses                                                           2,085                     810
           Accrued rental income                                                    306,164                 236,243
           Liabilities                                                              128,222                 172,475
           Partners' capital                                                     19,552,204              17,878,308
           Revenues                                                               1,116,579               1,661,292
           Net income                                                               904,164               1,326,080


         The Partnership recognized income totaling $338,877 and $186,794 during the six months ended June 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $176,240 and $92,692 was earned during the quarters ended June 30, 2001 and 2000, respectively.

7.       Related Party Transactions:
         --------------------------

         During the six months ended June 30, 2001, the Partnership acquired a property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, for a purchase price of approximately $1,495,700 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


8.       Related Party Transactions - Continued:
         --------------------------------------

         During the six months ended June 30, 2001, the Partnership and CNL Income Fund XVII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund XVII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the joint venture. For the six months ended June 30, 2001, other income of the joint venture includes $5,278 of such amounts.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of total rental and earned income from its unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                         2001                 2000
                                                                   -----------------     ----------------

                   Golden Corral Corporation                              $ 343,993            $ 336,537
                   Jack in the Box Inc.                                     168,512                  N/A
                   Waving Leaves, Inc.                                      142,096              145,374
                   Restaurant Management
                        Services, Inc.                                          N/A              223,097





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of total rental and earned income from its unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                         2001                 2000
                                                                   -----------------     ----------------

                   Golden Corral Family
                        Steakhouse Restaurant                             $ 343,993            $ 336,537
                   Hardee's                                                 214,201              218,803
                   Jack in the Box                                          168,512              101,377
                   Burger King                                              153,354              153,612



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


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 37 Properties, which included interests in twelve Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,320,260 and $1,289,939 for the six months ended June 30, 2001 and 2000, respectively. The increase in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of its Property in Florence, South Carolina. During the six months ended June 30, 2001, the Partnership collected the outstanding principal balance relating to the promissory note accepted in connection with the sale of this Property. In April 2001, the Partnership used a portion of these proceeds to acquire a Property in Lincoln, Nebraska, as described below. The Partnership intends to reinvest the remaining amounts collected in an additional Property.

         In January 2001, the Partnership used the proceeds from the 2000 sales of two Properties in Jacksonville, Florida and the Property in Lake City, Florida to acquire a Property in Baton Rouge, Louisiana for a purchase price of approximately $1,495,700. The Partnership acquired the Property from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership.

         In January 2001, the Partnership used a portion of the proceeds received from the 2000 sale of the Property in Friendswood, Texas to acquire an additional 19.72% interest in TGIF Pittsburgh Joint Venture, from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of June 30, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership invested approximately $250,000 of the proceeds received from the 2000 sale of the Partnership's property in Friendswood, Texas and a portion of the amount collected from the promissory note, as described above, in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. As of June 30, 2001, the Partnership owned a 14 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties, net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to acquire additional Properties, pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $1,780,259 invested in such short-term investments as compared to $1,454,025 at December 31, 2000. The increase in cash and cash equivalents during the six months ended June 30, 2001, as compared to December 31, 2000, was primarily a result of the Partnership receiving the payoff of the promissory note, as described above. The increase in cash and cash equivalents during the six months ended June 30, 2001, was partially offset by the fact that the Partnership invested in a joint venture arrangement, CNL VII and XVII Lincoln Joint Venture, as described above. The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 2001 and 2000 ($675,000 for each of the quarters ended June 30, 2001 and 2000). This represents distributions for each applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarter and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $804,079 at June 30, 2001, from $782,545 at December 31, 2000. The increase in liabilities was primarily a result of an increase in amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The increase was partially offset by a decrease in accounts payable at June 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 28 wholly owned Properties (including seven Properties which were sold during 2000) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 2001, the Partnership and San Antonio #849 Joint Venture owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership and San Antonio #849 Joint Venture earned $945,178 and $1,132,052, respectively, in rental income from operating leases and earned income from direct financing leases, $463,965 and $561,558 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental and earned income for the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily due to the sales during 2000, of several of the Partnership's Properties. The decrease in rental and earned income was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was also partially due to the fact that during the quarter and six months ended June 30, 2001, the Partnership established an allowance for doubtful accounts for rental amounts relating to the Property in Saddlebrook, Florida. The tenant vacated the Property and ceased restaurant operations. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners will not record rental and earned income relating to this Property until a replacement tenant is located or until the Property is sold and the sales proceeds are reinvested in an additional Property. The general partners are currently seeking a new tenant or purchaser for this Property.

         During the six months ended June 30, 2001, three lessees, Golden Corral Corporation, Jack in the Box Inc., and Waving Leaves, Inc. each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the six months ended June 30, 2001, four restaurant chains, Burger King, Golden Corral Family Steakhouse Restaurants, Hardee's and Jack in the Box each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased ten Properties, indirectly through other joint venture arrangements and owned four and three Properties, respectively, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $338,877 and $186,794, respectively, $176,240 and $92,692 of which was earned during the quarters ended June 30, 2001 and 2000, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was partially due to the fact that in 2000, the Partnership invested in a joint venture arrangement, TGIF Pittsburgh Joint Venture. In addition, during the six months ended June 30, 2001, the Partnership made an additional investment and increased its ownership interest in this joint venture, as described above in "Capital Resources". Net income earned from unconsolidated joint ventures also increased due to the fact that in August 2000, the Partnership invested in a Property in Colorado Springs, Colorado, as tenants-in-common, with an affiliate of the general partners. In addition, net income earned by unconsolidated joint ventures increased during the quarter and six months ended June 30, 2001, due to the fact that in April 2001, the Partnership invested in CNL VII and XVII Joint Venture, as described above in "Liquidity and Capital Resources".

         Operating expenses, including depreciation expense, were $375,367 and $326,547 for the six months ended June 30, 2001 and 2000, respectively, $164,373 and $145,878 of which were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, operating expenses increased during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, as a result of the tenant of the Property in Saddlebrook, Florida ceasing restaurant operations. The Partnership has incurred and expects to continue to incur operating expenses such as insurance and real estate tax expenses, relating to this Property until the Property is sold or re-leased to a new tenant. The Partnership is currently seeking a new tenant or purchaser for this Property. In addition, the increase in operating expenses during the six months ended June 30, 2001, was partially attributable to an increase in the state taxes incurred by the Partnership due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during the quarter and six months ended June 30, 2001 was partially offset by the fact that in 2000 the Partnership incurred $27,704 and $65,043 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001. The increase in operating expenses was also partially offset by a decrease in depreciation expense during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, due to the sale of several of the Partnership's Properties during 2000.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain from the sale using the installment method, the Partnership recognized a gain for financial reporting purposes of $122,996 and $508 for the six months ended June 30, 2001 and 2000, respectively, $206 of which was recognized during the quarter ended June 30, 2000. The gain recognized during the six months ended June 30, 2001 increased due to the fact that during the six months ended June 30, 2001, the Partnership collected the remaining outstanding balance relating to this promissory note collateralized by the Property in Florence, South Carolina, which accelerated the recognition of the gain for financial reporting purposes. As a result of the sale of the Property in Pueblo, Colorado, the Partnership recognized a gain of $97,056 for financial reporting purposes during the quarter and six months ended June 30, 2000. No Properties were sold during the quarter and six months ended June 30, 2001.

         During the quarter and six months ended June 30, 2001, the Partnership established a provision for loss on assets of $279,862 for financial reporting purposes for its Property in Saddlebrook, Florida. The tenant vacated the Property and ceased restaurant operations. The provision for loss represented the difference between the carrying value of the Property and the net realizable value at June 30, 2001. No such provision for loss was established during the quarter and six months ended June 30, 2000.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2001


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).