Form 10-Q
period 2001-09-30
CNL INCOME FUND VII LTD
filed 2001-11-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                             59-2963871
------------------------------------              ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
------------------------------------              ---------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                  ---------------------------


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



                                                                           Page

Part I.

         Item 1.   Financial Statements:

                       Condensed Balance Sheets                            1

                       Condensed Statements of Income                      2

                       Condensed Statements of Partners' Capital           3

                       Condensed Statements of Cash Flows                  4

                       Notes to Condensed Financial Statements             5-9

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 10-15

         Item 3.   Quantitative and Qualitative Disclosures About
                       Market Risk                                         15

Part II.

         Other Information                                                 16-17

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,           December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                                $ 12,325,383            $ 11,297,040
   Net investment in direct financing leases                                     2,477,186               2,548,324
   Investment in joint ventures                                                  7,723,166               6,452,604
   Mortgage note receivable, less deferred gain of
       $122,996 in 2000                                                                 --                 994,593
   Cash and cash equivalents                                                     1,105,710               1,454,025
   Certificate of deposit                                                          102,115                 103,500
   Restricted cash                                                                      --               1,503,929
   Receivables, less allowance for doubtful accounts
       of $68,037 and $504, respectively                                             1,126                  86,351
   Due from related parties                                                         13,120                   1,256
   Prepaid expenses                                                                 14,928                  27,108
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2001 and 2000                                       1,068,347               1,078,762
   Other assets                                                                     60,422                  60,422
                                                                         ------------------     -------------------

                                                                              $ 24,891,503            $ 25,607,914
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $    6,957              $   31,415
   Accrued real estate taxes payable                                                11,327                      --
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           27,205                  67,815
   Rents paid in advance and deposits                                                   --                   8,315
                                                                         ------------------     -------------------
       Total liabilities                                                           720,489                 782,545

   Minority interest                                                               142,666                 144,368

   Partners' capital                                                            24,028,348              24,681,001
                                                                         ------------------     -------------------

                                                                              $ 24,891,503            $ 25,607,914
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                     Quarter Ended                Nine Months Ended
                                                                     September 30,                  September 30,
                                                                  2001           2000            2001            2000
                                                              -------------   ------------   --------------  -------------
Revenues:
    Rental income from operating leases                          $ 387,669      $ 441,670      $ 1,178,380     $1,376,390
    Earned income from direct financing leases                      76,147         96,044          230,614        293,376
    Contingent rental income                                         1,489          2,331            3,791          8,846
    Interest and other income                                        5,845         57,404           94,611        139,145
                                                              -------------   ------------   --------------  -------------
                                                                   471,150        597,449        1,507,396      1,817,757
                                                              -------------   ------------   --------------  -------------

Expenses:
    General operating and administrative                            42,081         50,258          213,598        139,566
    Professional services                                            5,892          3,755           30,066         18,965
    Real estate taxes                                                3,778             --           25,473             --
    State and other taxes                                               --             --           31,888         14,430
    Depreciation                                                    61,401         64,742          187,494        207,298
    Transaction costs                                                   --             --               --         65,043
                                                              -------------   ------------   --------------  -------------
                                                                   113,152        118,755          488,519        445,302
                                                              -------------   ------------   --------------  -------------

Income Before Minority Interest in Income of
   Consolidated Joint Venture, Equity in Earnings of
   Unconsolidated Joint Ventures, Gain on Sale of Assets
   and Provision for Loss on Assets                                357,998        478,694        1,018,877      1,372,455

Minority Interest in Income of Consolidated
    Joint Venture                                                   (4,652 )       (4,710 )        (13,823 )      (14,027 )

Equity in Earnings of Unconsolidated Joint Ventures                185,282        108,790          524,159        295,584

Gain on Sale of Assets                                                  --        619,811          122,996        717,375

Provision for Loss on Assets                                            --             --         (279,862 )           --
                                                              -------------   ------------   --------------  -------------

Net Income                                                       $ 538,628     $1,202,585      $ 1,372,347     $2,371,387
                                                              =============   ============   ==============  =============

Allocation of Net Income:
    General partners                                                $   --         $   --          $    --         $   --
    Limited partners                                               538,628      1,202,585        1,372,347      2,371,387
                                                              -------------   ------------   --------------  -------------

                                                                 $ 538,628     $1,202,585      $ 1,372,347     $2,371,387
                                                              =============   ============   ==============  =============

Net Income Per Limited Partner Unit                              $   0.018       $  0.040        $   0.046      $   0.079
                                                              =============   ============   ==============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                           30,000,000     30,000,000       30,000,000     30,000,000
                                                              =============   ============   ==============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Nine Months Ended            Year Ended
                                                                       September 30,             December 31,
                                                                           2001                      2000
                                                                 --------------------------    ------------------
General partners:
    Beginning balance                                                          $   230,931            $  230,931
    Net income                                                                          --                    --
                                                                 --------------------------    ------------------
                                                                                   230,931               230,931
                                                                 --------------------------    ------------------

Limited partners:
    Beginning balance                                                        $  24,450,070          $ 23,928,555
    Net income                                                                   1,372,347             3,221,515
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively)                                      (2,025,000 )          (2,700,000 )
                                                                 --------------------------    ------------------
                                                                                23,797,417            24,450,070
                                                                 --------------------------    ------------------

Total partners' capital                                                      $  24,028,348          $ 24,681,001
                                                                 ==========================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2001               2000
                                                                            ----------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $1,879,357        $1,942,752
                                                                            ----------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                      --         3,397,334
       Investment in joint venture                                               (1,296,995 )      (1,469,000 )
       Decrease (increase) in restricted cash                                     1,503,682        (1,503,682 )
       Additions to land and buildings on operating
          Leases                                                                 (1,495,699 )              --
       Liquidating distribution from joint venture                                       --           460,885
       Collections on mortgage note receivable                                    1,101,865             7,379
                                                                            ----------------    --------------
          Net cash provided (used in) by investing
              Activities                                                           (187,147 )         892,916
                                                                            ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,025,000 )      (2,025,000 )
       Distributions to holder of minority interest                                 (15,525 )         (14,895 )
                                                                            ----------------    --------------
          Net cash used in financing activities                                  (2,040,525 )      (2,039,895 )
                                                                            ----------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (348,315 )         795,773

Cash and Cash Equivalents at Beginning of Period                                  1,454,025           925,348
                                                                            ----------------    --------------

Cash and Cash Equivalents at End of Period                                       $1,105,710        $1,721,121
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In addition, during the nine months ended September 30, 2001, the Partnership established a provision for loss on assets of $279,862, relating to its property in Saddlebrook, Florida. The tenant vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value of the property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Restricted Cash:

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

5.       Mortgage Note Receivable:

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of its property in Florence, South Carolina. During the nine months ended September 30, 2001, the Partnership collected the outstanding balance of $1,117,589 relating to this promissory note and recognized the remaining gain of $122,996 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

6.       Investment in Joint Ventures:

         In January 2001, the Partnership acquired an additional 19.72% interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of September 30, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its property in Friendswood, Texas and a portion of the 2001 collection of the promissory note (see Note 5) to enter into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 7). The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of September 30, 2001, the Partnership owned a 14% interest in the profits and losses of the joint venture.

         In August 2001, the Partnership used a portion of the net sales proceeds from the 2000 sale of its property in Friendswood, Texas to enter into joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of September 30, 2001, the Partnership had contributed

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


6.       Investment in Joint Ventures - Continued:

         approximately $553,300 to purchase land and pay for construction costs relating to the joint venture and has agreed to contribute additional amounts during 2001 for its share of additional construction costs. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of September 30, 2001, the Partnership owned a 68.75% interest in the profits and losses of the joint venture. When funding is complete, the Partnership expects to have an approximately 68.75 % interest in the profits and losses of the joint venture.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common with affiliates at:

                                                                           September 30,             December 31,
                                                                               2001                     2000
                                                                        --------------------     -------------------
           Land and buildings on operating leases, net                        $  19,140,064            $ 16,729,763
           Net investment in direct financing lease                                 913,378                 922,091
           Cash                                                                      65,414                 153,432
           Receivables                                                               78,924                   8,444
           Prepaid expenses                                                             562                     810
           Accrued rental income                                                    339,087                 236,243
           Liabilities                                                              304,238                 172,475
           Partners' capital                                                     20,233,191              17,878,308
           Revenues                                                               1,725,090               1,661,292
           Net income                                                             1,401,741               1,326,080

         The Partnership recognized income totaling $524,159 and $295,584 during the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $185,282 and $108,790 was earned during the quarters ended September 30, 2001 and 2000, respectively.

7.       Related Party Transactions:

         During the nine months ended September 30, 2001, the Partnership acquired a property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, for a purchase price of approximately $1,495,700 (see Note
         3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Related Party Transactions - Continued:

         had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         During the nine months ended September 30, 2001, the Partnership and CNL Income Fund XVII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund XVII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

8.       Concentration of Credit Risk:

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of total rental and earned income from its unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                         2001                 2000
                                                                   -----------------     ----------------
                   Golden Corral Corporation                              $ 518,480            $ 504,532
                   Jack in the Box Inc.                                     259,623                  N/A
                   Waving Leaves, Inc.                                      212,480              217,582
                   Restaurant Management
                        Services, Inc.                                          N/A              328,941


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


8.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of total rental and earned income from its unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                   2001        2000
                                                --------------------------

                   Golden Corral Family
                        Steakhouse Restaurant       $ 445,776   $ 504,532
                   Hardee's                           320,370     327,488
                   Burger King                        144,776     233,172
                   Jack in the Box                    107,558         N/A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 38 Properties, which included interests in twelve Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,879,357 and $1,942,752 for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of its Property in Florence, South Carolina. During the nine months ended September 30, 2001, the Partnership collected the outstanding principal balance relating to the promissory note accepted in connection with the sale of this Property. In April 2001, the Partnership used a portion of these proceeds to acquire a Property in Lincoln, Nebraska, as described below. The Partnership intends to reinvest the remaining amounts collected in an additional Property.

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

         In January 2001, the Partnership used a portion of the proceeds received from the 2000 sale of the Property in Friendswood, Texas to acquire an additional 19.72% interest in TGIF Pittsburgh Joint Venture, from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of September 30, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership invested a portion of the proceeds received from the 2000 sale of the Partnership's property in Friendswood, Texas and a portion of the amount collected from the promissory note, as described above, in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. As of September 30, 2001, the Partnership owned a 14 percent interest in the profits and losses of the joint venture.

         In August 2001, the Partnership used a portion of the net sales proceeds from the 2000 sale of its Property in Friendswood, Texas to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners, to construct one restaurant Property in Columbus, Georgia. As of September 30, 2001, the Partnership had contributed approximately $553,300 to purchase land and pay for its share of construction costs relating to the joint venture and has agreed to contribute additional amounts during 2001 for additional construction costs. As of September 30, 2001, the Partnership owned a
68.75 percent interest in the profits and losses of the joint venture. When funding is complete, the Partnership expects to have an approximately 68.75 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties, any net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to acquire additional Properties, pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,105,710 invested in such short-term investments as compared to $1,454,025 at December 31, 2000. The decrease in cash and cash equivalents during the nine months ended September 30, 2001, as compared to December 31, 2000, was primarily a result of the Partnership investing in two joint venture arrangements, CNL VII and XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture, as described above. The decrease in cash and cash equivalents during the nine months ended September 30, 2001, was partially offset by the fact that the Partnership received the payoff of the promissory note, as described above. The funds remaining at September 30, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 2001 and 2000 ($675,000 for each of the quarters ended September 30, 2001 and
2000). This represents distributions for each applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarter and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $720,489 at September 30, 2001, from $782,545 at December 31, 2000. The decrease in liabilities was primarily a result of a decrease in accounts payable and amounts due to related parties at September 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 28 wholly owned Properties (including seven Properties which were sold during
2000) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 2001, the Partnership and San Antonio #849 Joint Venture owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership and San Antonio #849 Joint Venture earned $1,408,994 and $1,669,766, respectively, in rental income from operating leases and earned income from direct financing leases, $463,816 and $537,714 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income for the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily due to the sales during 2000 of several of the Partnership's Properties. The decrease in rental and earned income was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana. In addition, rental and earned income were higher during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 2001, partially due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts, relating to its Property in Daytona Beach, Florida. No such amounts were collected and recognized as income during the quarter and nine months ended September 30, 2001.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was also partially due to the fact that during the quarter and nine months ended September 30, 2001, the Partnership increased its allowance for doubtful accounts for rental amounts relating to the Property in Saddlebrook, Florida. In April 2001, the tenant vacated the Property and ceased restaurant operations. In July 2001, the Partnership and the tenant terminated the lease relating to this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property. The general partners will not record rental and earned income relating to this Property until a replacement tenant is located or until the Property is sold and the sales proceeds are reinvested in an additional Property. The general partners are currently seeking a new tenant or purchaser for this Property. The lost revenues resulting from this Property could have an adverse effect on the results of the operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         Interest and other income was $94,611 and $139,145 for the nine months ended September 30, 2001 and 2000, respectively, of which $57,404 and $5,845 was earned for the quarters ended September 30, 2001 and 2000, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily attributable to the Partnership collecting the outstanding balance of the mortgage note related to the sale of the Property in Florence, South Carolina during 2001, as described in "Capital Resources."

         During the nine months ended September 30, 2001, three lessees, Golden Corral Corporation, Jack in the Box Inc., and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the nine months ended September 30, 2001, four restaurant chains, Burger King, Golden Corral Family Steakhouse Restaurants, Hardee's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased twelve and ten Properties, respectively, indirectly through other joint venture arrangements and owned four and three Properties, respectively, indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $524,159 and $295,584, respectively, $185,282 and $108,790 of which was earned during the quarters ended September 30, 2001 and 2000, respectively, attributable to net income earned by these unconsolidated joint ventures. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially due to the fact that in 2000, the Partnership invested in a joint venture arrangement, TGIF Pittsburgh Joint Venture. In addition, during the nine months ended September 30, 2001, the Partnership made an additional investment and increased its ownership interest in this joint venture, as described above in "Capital Resources." Net income earned from unconsolidated joint ventures also increased due to the fact that in August 2000, the Partnership invested in a Property in Colorado Springs, Colorado, as tenants-in-common, with an affiliate of the general partners. In addition, net income earned by unconsolidated joint ventures increased during the nine months ended September 30, 2001, due to the fact that in April and August 2001, respectively, the Partnership invested in CNL VII and XVII Joint Venture and CNL VII, XV Columbus Joint Venture, as described above in "Liquidity and Capital Resources."

         Operating expenses, including depreciation expense, were $488,519 and $445,302 for the nine months ended September 30, 2001 and 2000, respectively, $113,152 and $118,755 of which were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that the tenant of the Property in Saddlebrook, Florida ceased restaurant operations in April 2001. The Partnership incurred and expects to continue to incur operating expenses such as insurance and real estate tax expenses, relating to this Property until the Property is sold or re-leased to a new tenant. The Partnership is currently seeking a new tenant or purchaser for this Property. Operating expenses also increased during the nine months ended September 30, 2001 partially due to an increase in the state taxes incurred by the Partnership due to changes in tax laws of a state in which the Partnership conducts business. In addition, operating expenses increased during the nine months ended September 30, 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the nine months ended September 30, 2001 was partially offset by the fact that in 2000 the Partnership incurred $65,043 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001. The increase in operating expenses was also partially offset by a decrease in depreciation expense during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, due to the sale of several of the Partnership's Properties during 2000.

         As a result of the sale of the Property in Florence, South Carolina, in August 1995, and recording the gain from the sale using the installment method, the Partnership recognized a gain for financial reporting purposes of $122,996 and $824 for the nine months ended September 30, 2001 and 2000, respectively, $316 of which was recognized during the quarter ended September 30, 2000. The gain recognized during the nine months ended September 30, 2001 increased due to the fact that during the nine months ended September 30, 2001, the Partnership collected the remaining outstanding balance relating to this promissory note collateralized by the Property in Florence, South Carolina, which accelerated the recognition of the gain for financial reporting purposes. As a result of the sales of five and six Properties during the quarter and nine months ended September 30, 2000, the Partnership recognized a gain of $619,495 and $716,551, respectively, for financial reporting purposes. No Properties were sold during the quarter and nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, the Partnership established a provision for loss on assets of $279,862 for financial reporting purposes for its Property in Saddlebrook, Florida. The tenant vacated the Property, ceased restaurant operations and terminated the lease. The provision for loss represented the difference between the carrying value of the Property and the net realizable value at September 30, 2001. No such provision for loss was established during the quarter and nine months ended September 30, 2000.


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

              10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 7, 2001, and incorporated herein by reference.)

              (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2001


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