Form 10-K
period 2001-12-31
CNL INCOME FUND VII LTD
filed 2002-03-29
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $26,550,000, and were used to acquire 42 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During 1992, the Partnership sold its Property in Kearns, Utah and reinvested the majority of the net sales proceeds in a Property in Clinton, Tennessee. During 1994, the Partnership sold its Property in St. Paul, Minnesota and reinvested the majority of the net sales proceeds in a Checkers Property in Winter Springs, Florida, consisting of only land, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the Property consisting of only land owns the building currently on the land. During 1995, the Partnership sold its Properties in Florence, South Carolina and Jacksonville, Florida and accepted promissory notes in the principal sum of $1,160,000 and $240,000, respectively. In addition, the building located on the Partnership's Property in Daytona Beach, Florida was demolished in accordance with a condemnation agreement during 1995. During the year ended December 31, 1996, the Partnership sold its Properties in Hartland, Michigan and Colorado Springs, Colorado and reinvested the net sales proceeds received from the sale of the Colorado Springs, Colorado Property in a Boston Market Property in Marietta, Georgia. During the year ended December 31, 1997, the Partnership used the net sales proceeds from the sale of the Property in Hartland, Michigan to invest in CNL Mansfield Joint Venture with an affiliate of the General Partners in exchange for a 79% interest in the joint venture. In addition, during 1997, the Partnership sold its Properties in Columbus, Indiana and Dunnellon, Florida and sold the Property in Yuma, Arizona, which was owned as tenants-in-common with an affiliate of the General Partners, and reinvested the net sales proceeds in a Property in Smithfield, North Carolina and a Property in Miami, Florida, each as tenants-in-common, with affiliates of the General Partners. During the year ended December 31, 1999, the Partnership sold its Property in Maryville, Tennessee and used the net sales proceeds to invest in a Property in Montgomery, Alabama as tenants-in-common, with affiliates of the General Partners. In addition, during 1999, the Partnership received a prepaid principal payment from the borrower relating to one of the promissory notes the Partnership had previously accepted. The Partnership used the proceeds to invest in Duluth Joint Venture with affiliates of the General Partners to construct and hold one restaurant property. In addition, during 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, sold its Property in Halls, Tennessee.

         During the year ended December 31, 2000, the Partnership sold its Property in Pueblo, Colorado and reinvested the net sales proceeds as tenants-in-common, with affiliates of the General Partners to purchase and hold one restaurant Property in Colorado Springs, Colorado. In addition, during 2000, the Partnership liquidated Halls Joint Venture and used the pro rata share of the liquidation proceeds it received to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, to purchase and hold one restaurant Property. In addition, during 2000, the Partnership sold its three Properties in Jacksonville, Florida; one Property in Lake City, Florida; one Property in Brunswick, Georgia and one Property in Friendswood, Illinois. In addition, during 2000, the Partnership purchased additional interest in Duluth Joint Venture from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd., affiliates of the General Partners. During the year ended December 31, 2001, the Partnership purchased an additional interest in TGIF Pittsburgh Joint Venture from CNL
Income Fund XVIII, Ltd., an affiliate of the General Partners. In addition, during 2001, the Partnership reinvested the net sales proceeds from the sale of three of its Properties (two in Jacksonville, Florida and one in Lake City, Florida) in a Property in Baton Rouge, Louisiana that was acquired from CNL Funding 2001-A, LP, an affiliate of the General Partners. In addition, during 2001, the Partnership used the proceeds from the sale of the Property in Friendswood, Texas and the proceeds from the promissory note related to the 1995 sale of the Property in Florence, South Carolina to invest in CNL VII & XVII Lincoln Joint Venture with an affiliate of the General Partners to purchase and hold one restaurant Property and used the remaining proceeds from the promissory note to invest in CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners to construct and hold one restaurant Property. In addition, during 2001, the Partnership sold its Properties in Daytona Beach, Gainesville, and Saddlebrook, Florida. In connection with the sale of the Property in Daytona Beach, Florida, the Partnership accepted a promissory note in the principal sum of $103,581.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 35 Properties. The 35 Properties included interests in thirteen Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from five to 20 years (the average being 16 years), and expire between 2003 and 2022. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,000 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 24 of the Partnership's 35 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2001, the Partnership reinvested the net sales proceeds received from the sale of three of its Properties (two in Jacksonville, Florida and one in Lake City, Florida) in a Property in Baton Rouge, Louisiana. In April 2001, the Partnership invested in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. In August 2001, the Partnership invested in a joint venture arrangement, CNL VII, XV Columbus Joint Venture with CNL Income Fund XV, Ltd. a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. The lease terms for these Properties are substantially the same as the Partnership's other leases.

Major Tenants

         During 2001, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), and (iii) Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to four restaurants, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2002. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Jack in the Box, and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2001 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2001, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         At December 31, 2001, the Partnership has a joint venture arrangement, San Antonio #849 Joint Venture, with an unaffiliated entity, to hold one Property. In addition, the Partnership has six separate joint venture arrangements with affiliates of the General Partners: CNL Restaurant Investments II with CNL Income Fund VIII, Ltd. and CNL Income Fund IX, Ltd.; Des Moines Real Estate Joint Venture with CNL Income Fund XI, Ltd. and CNL Income Fund XII, Ltd.; CNL Mansfield Joint Venture with CNL Income Fund XVII, Ltd.; and Duluth Joint Venture with CNL Income Fund XIV, Ltd.

         In June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd. to purchase and hold one Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. In January 2001, the Partnership acquired an additional 19.72% interest in the joint venture from CNL Income Fund XVIII, Ltd.

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd. and in August 2001, the Partnership entered into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. CNL Restaurants Investments II was formed to purchase and hold six Properties and each of the other joint ventures was formed to purchase and hold one Property.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has an 83.3% interest in San Antonio #849 Joint Venture, an 18% interest in CNL Restaurant Investments II, a 4.79% interest in Des Moines Real Estate Joint Venture, a 79% interest in CNL Mansfield Joint Venture, a 56% interest in Duluth Joint Venture, a 36.88% interest in TGIF Pittsburgh Joint Venture, a 14% interest in CNL VII & XVII Lincoln Joint Venture, and a 68.75% interest in CNL VII, XV Columbus Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         San Antonio #849 Joint Venture, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture and TGIF Pittsburgh Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and each joint venture partner to dissolve the joint venture. CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture each have an initial term of 30 years. CNL Restaurant Investments II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

         The Partnership has management control of the San Antonio #849 Joint Venture and shares management control equally with affiliates of the General Partners for CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of San Antonio #849 Joint Venture, CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture is distributed 83.3%, 18%, 4.79%, 79%, 56%, 36.88%, 14% and 68.75%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interests in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership has an agreement to hold a Property in Miami, Florida, as tenants-in-common with CNL Income Fund III, Ltd., CNL Income Fund X, Ltd. and CNL Income Fund XIII, Ltd., affiliates of the General Partners. In addition, the Partnership has an agreement to hold a Golden Corral Property in Smithfield, North Carolina, as tenants-in-common with CNL Income Fund II, Ltd., an affiliate of the General Partners; an agreement to hold a Property in Montgomery, Alabama, as tenants-in-common, with CNL Income Fund IX, Ltd., an affiliate of the General Partners; and an agreement to hold a Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund XII, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 35.64%, a 53%, a 71% and a 43% interest, respectively, in these Properties.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 35 Properties. Of the 35 Properties, 18 are owned by the Partnership in fee simple, 13 are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 20,600 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                State                                   Number of Properties

                Alabama                                               1
                Arizona                                               1
                Colorado                                              1
                Florida                                               3
                Georgia                                               3
                Indiana                                               1
                Louisiana                                             2
                Michigan                                              2
                Minnesota                                             1
                Nebraska                                              1
                North Carolina                                        1
                Ohio                                                  7
                Pennsylvania                                          1
                Tennessee                                             2
                Texas                                                 7
                Washington                                            1
                                                                 -------
                TOTAL PROPERTIES                                     35
                                                                 =======

         Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenants-in-common arrangements), for federal income tax purposes was $16,104,595 and $22,942,477, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                         Number of Properties

                Bennigan's                                          1
                Boston Market                                       1
                Burger King                                         8
                Checkers                                            1
                Chevy's Fresh Mex                                   1
                Golden Corral                                       6
                Hardee's                                            6
                IHOP                                                1
                Jack in the Box                                     4
                KFC                                                 1
                Rally's                                             1
                Roadhouse Grill                                     1
                Sonny's Bar-B-Q                                     1
                Taco Bell                                           1
                TGI Friday's                                        1
                                                               -------

                TOTAL PROPERTIES                                   35
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                   2001              2000              1999               1998               1997
                               -------------     -------------    ---------------     --------------     --------------
Rental Revenues (1)             $ 2,686,849       $ 2,801,210        $ 2,902,968         $2,879,831         $2,751,418
Properties                               35                35                 40                 40                 40
Average Rent per
     Property                     $  76,767         $  80,035          $  72,574          $  71,996          $  68,785

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number              Annual Rental              Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       -----------------     --------------------------
              2002                        --                 $     --                      --
              2003                         1                   30,000                   1.07%
              2004                         1                  137,061                   4.90%
              2005                         9                  561,873                  20.10%
              2006                         1                   61,192                   2.18%
              2007                        --                       --                      --
              2008                         1                  101,133                   3.61%
              2009                        --                       --                      --
              2010                         9                  709,529                  25.38%
              2011                        --                       --                      --
              Thereafter                  13                1,195,666                  42.76%
                                   ----------       ------------------           -------------
              Total                       35             $  2,796,454                 100.00%
                                   ==========       ==================           =============


         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2015) and the average minimum base annual rent is approximately $154,900 (ranging from approximately $137,100 to $185,500).

         Jack in the Box Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 to 20 years (expiring between 2010 and 2018) and the average minimum base annual rent is approximately $109,700 (ranging from approximately $80,000 to $140,900).

         Waving Leaves, Inc. leases four Hardee's restaurants. The initial term of each lease is 13 years (expiring in 2010) and the average minimum base annual rent is approximately $70,700 (ranging from approximately $60,600 to $78,900).


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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 3,143 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                                2001 (1)                                   2000 (1)
                                -----------------------------------------    --------------------------------------
                                    High          Low          Average         High          Low         Average
                                ----------    ---------     -----------    ----------    ---------    -----------
      First Quarter                     (2)          (2)             (2)        $  .77       $  .77        $  .77
      Second Quarter                    (2)          (2)             (2)           (2)          (2)           (2)
      Third Quarter                    1.00          .54             .73           .88          .68           .71
      Fourth Quarter                    .88          .60             .82           .68          .65           .68


(1) A total of 161,877 and 138,570 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared at the close of each of the Partnership's calendar quarters during 2001 and 2000 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                             2001            2000            1999           1998           1997
                                         --------------  -------------- --------------- -------------- --------------
Year ended December 31:
     Revenues (1)                          $ 2,742,568     $ 2,842,101     $ 2,992,933    $ 2,948,217   $ 2,919,734
     Net income (2)                          2,215,570       3,221,515       2,545,690      2,466,018     2,606,008
     Cash distributions declared             2,700,000       2,700,000       2,700,000      2,700,000     2,700,000
     Net income per Unit (2)                     0.074           0.107           0.084          0.081         0.086
     Cash distributions declared
         per Unit                                0.090           0.090           0.090          0.090         0.090

At December 31:
     Total assets                          $25,073,220    $ 25,607,914    $ 25,146,133    $25,218,258   $25,479,762
     Partners' capital                      24,196,571      24,681,001      24,159,486     24,313,796    24,547,778

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, includes $382,122, $878,347, $189,826, $1,025, and $184,627, respectively, from gains on sale of assets. Net income for the year ended December 31, 1997, includes a loss on sale of assets of $19,739.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 35 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) for the years ended December 31, 2001, 2000, and 1999. Cash from operations was $2,375,682, $2,620,009, and $2,679,493, for the
years ended December 31, 2001, 2000, and 1999, respectively. The decrease in cash from operations during 2001 and 2000 as compared to the previous year, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations," below.

         Other significant sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         The Partnership had a mortgage note receivable relating to a sale in 1995 of a Property in Florence, South Carolina. In February 2001, the
Partnership received a balloon payment of $1,115,301 which included the outstanding principal balance and $14,419 of accrued interest. The Partnership used the majority of the net sales proceeds to acquire a Property in Lincoln, Nebraska, and a Property in Columbus, Georgia, each of which is held with affiliates of the General Partners as tenants-in-common, as described below.

         In June 1999, the Partnership sold its Property in Maryville, Tennessee, to the tenant in accordance with the purchase option under the lease agreement for $1,068,802 and received net sales proceeds of $1,059,954, resulting in a gain of $188,691. In November 1999, the Partnership reinvested these net sales proceeds in a Property in Montgomery, Alabama, as tenants-in-common with an affiliate of the General Partners. The sale of the Property in Maryville, Tennessee and the reinvestment of the net sales proceeds in the Property in Montgomery, Alabama qualified as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code.

         In  addition,   in  June  1999,  Halls  Joint  Venture,  in  which  the
Partnership owned a 51.1% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received approximately $460,900, representing its pro rata share of the liquidation proceeds. In June 2000, the Partnership used a portion of the net sales proceeds from the sale of the Property to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2000, the Partnership owned a 17.16% interest in the profits and losses of the joint venture. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In January 2001, the Partnership acquired an additional 19.72% interest in TGIF Pittsburgh Joint Venture, from CNL Income Fund XVIII, Ltd. for an aggregate purchase price of approximately $500,000. As of December 31, 2001, the Partnership owned a 36.88% interest in the profits and losses of this joint venture.

         In July 1999, the Partnership collected the outstanding principal balance of $235,564 relating to the promissory note accepted in connection with the 1995 sale of the Property in Jacksonville, Florida. In December 1999, the Partnership reinvested these amounts in Duluth Joint Venture with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000 and 1999, the Partnership contributed approximately $969,300 and $119,100, respectively, to purchase land and pay for construction costs relating to the joint venture. As of December 31, 1999, the Partnership had an 11% interest in the profits and losses of this joint venture. In October 2000, the Partnership acquired an additional 45% interest in Duluth Joint Venture, from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd. for an aggregate purchase price of approximately $610,000. As of December 31, 2001, the Partnership had a 56% interest in the profits and losses of this joint venture.

         In June 2000, the Partnership sold its Property in Pueblo, Colorado, to an unrelated third party and received net sales proceeds of $1,005,000, resulting in a gain of $97,056. In August 2000, the Partnership with CNL Income Fund XII, Ltd., an affiliate of the General Partners, used the majority of the net sales proceeds to acquire an interest in a Property in Colorado Springs, Colorado, from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs. The Partnership distributed amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In September 2000, the Partnership sold its Property in Brunswick, Georgia, its Property in Lake City, Florida, and three Properties in Jacksonville, Florida, to unrelated third parties for a total of approximately $2,404,800 and received net sales proceeds of approximately $2,392,300, resulting in a total gain of $619,495. In January 2001, the Partnership reinvested the net sales proceeds received from the sales of two Properties in Jacksonville, Florida and the Property in Lake City, Florida in a Jack in the Box Property in Baton Rouge, Louisiana. The Partnership acquired the Property from CNL Funding 2001-A, LP, an affiliate of the General Partners. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties. A portion of the transaction relating to the sales of these Properties and the reinvestment of the net sales proceeds in additional Properties qualified as a like-kind exchange transaction in accordance with
Section 1031 of the Internal Revenue Code. The Partnership distributed amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sales.

         In addition, in December 2000, the Partnership sold its Property in Friendswood, Texas to its tenant and received net sales proceeds of $725,000 resulting in a gain of $160,649. In April 2001, the Partnership used a portion of these proceeds and a portion of the amount collected from the promissory note accepted in connection with the 1995 sale of the Property in Florence, South Carolina, as described above, to invest in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture acquired the Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. As of December 31, 2001, the Partnership owned a 14% interest in the profits and losses of the joint venture. In addition, in August 2001, the Partnership used a portion of the amount collected from the promissory note accepted in connection with the 1995 sale of the Property in Florence, South Carolina, as described above, to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the General Partners, to purchase and construct one restaurant Property. During 2001, the Partnership contributed approximately $1,025,500 to purchase land and pay for construction costs relating to the joint venture and has agreed to contribute additional amounts during 2002 for additional construction costs. As of December 31, 2001, the Partnership had a 68.75% interest in the profits and losses of this joint venture. The Partnership distributed amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In November 2001, the Partnership sold its Properties in Daytona Beach and Gainesville, Florida to the tenant in accordance with the purchase option under the lease agreement for a total of $502,063 and received aggregate net sales proceeds of $499,813, resulting in a gain of $184,894. In connection with the sales of the Properties, the Partnership received $396,232 in cash and accepted an uncollateralized promissory note in the amount of $103,581 related to the Property in Daytona Beach, Florida. The promissory note bears interest at a rate of 12.34% per annum and is being collected in 35 monthly installments of interest only and thereafter, the entire principal balance will become due. In December 2001, the Partnership sold its Property in Saddlebrook, Florida to an unrelated third party for $700,000 and received net sales proceeds of $698,050, resulting in a gain of $74,232. The Partnership intends to use the net sales proceeds received to invest in additional Properties. The Partnership distributed amounts sufficient to be able to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sales.

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

         Currently, rental income from the Partnership's Properties, any net sales proceeds from the sale of Properties pending reinvestment in additional Properties, and any amounts collected from the promissory notes are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in additional Properties, or make distributions to the partners. At December 31, 2001, the Partnership had $1,747,363 invested in such short-term investments as compared to $1,557,525 at December 31, 2000. The increase in cash and cash equivalents was primarily attributable to the fact that the Partnership received net sales proceeds from the sale of several Properties during 2001 and received the payoff of the promissory note, as described above. The increase in cash and cash equivalents was partially offset by the fact that the Partnership invested in two joint venture arrangements, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture, as described above. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.4% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 2001, 2000, and 1999. This represents distributions of $0.090 per Unit for each of the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $21,837 and $67,815, respectively, to affiliates for accounting and administrative services and other amounts. As of March 15, 2002, the Partnership had reimbursed the affiliates of all such amounts. Other liabilities, including distributions payable, of the Partnership were $713,022 at December 31, 2001, as compared to $714,730 at December 31, 2000. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 29 wholly owned Properties (including one Property which was sold in June 1999) and during 2000, the Partnership, and its consolidated joint venture, owned and leased 27 wholly owned Properties (including seven Properties which were sold in 2000). During 2001, the Partnership and its consolidated joint venture owned and leased 22 wholly owned Properties (including three Properties which were sold during
2001). During 1999, the Partnership, and its consolidated joint venture, was a co-venturer in five, separate unconsolidated joint ventures which owned and leased ten Properties (including one Property which was sold in June 1999), and owned and leased three Properties with affiliates as tenants-in-common. During 2000, the Partnership, and its consolidated joint venture, was a co-venturer in six separate unconsolidated joint ventures which owned and leased ten Properties, and owned and leased four Properties with affiliates as tenants-in-common. During 2001, the Partnership, and its consolidated joint venture, was a co-venturer in seven separate joint ventures which owned and leased 12 Properties, and owned and leased four Properties with affiliates as tenants-in-common. As of December 31, 2001, the Partnership and its consolidated joint venture owned (either directly, as tenants-in-common with an affiliate or through joint venture arrangements) 35 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $30,000 to $259,900. Substantially all of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership and its consolidated joint venture earned $1,866,700, $2,145,945, and $2,318,042, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was primarily a result of the sale of several Properties, as described in "Capital Resources." The decrease in rental and earned income during 2001 as compared to 2000, was also partially due to the fact that the tenant of the Property in Saddlebrook, Florida ceased restaurant operations in April 2001. In July 2001, the Partnership and the tenant terminated the lease relating to the Property and in December 2001, the Partnership sold the Property, as described in "Capital Resources." As a result, the General Partners ceased collection efforts of past due amounts and wrote off such amounts as uncollectible. The Partnership intends to reinvest these net sales proceeds in an additional Property.

         Rental and earned income were lower during 2001, as compared to 2000, due to the fact that during 2000, the lease relating to the Property in Marietta, Georgia was amended to provide for rent reductions from November 2000 through October 2015. The decrease, during 2001 as compared to 2000, was partially offset due to the reinvestment of a portion of the net sales proceeds received during 2000 in a Property in Baton Rouge, Louisiana, as described in "Capital Resources". Rental and earned income are expected to remain at reduced amounts in future years as a result of the Partnership reinvesting the proceeds from the sales of several Properties in joint ventures and in Properties owned with affiliates, as tenants-in-common, as described in "Capital Resources." However, as a result of the Partnership reinvesting in joint ventures and in Properties owned with affiliates as tenants-in-common, net income earned by unconsolidated joint ventures increased in 2001 and 2000, each as compared to the previous year, as described below.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $75,571, $91,842, and $76,601, respectively, in contingent rental income. The decrease in contingent rental income during 2001, as compared to 2000, was primarily attributable to the sale of several Properties during 2000. The decrease during 2001 was partially offset by an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent. Contingent rental income was lower during 1999 than 2000, primarily due to fluctuations in gross sales.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $717,096, $456,050, and $429,997, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned indirectly with affiliates as tenants-in-common. The increase in net income earned by unconsolidated joint ventures during 2001 and 2000 each as compared to the previous year is primarily due to the Partnership investing in CNL VII & XVII Lincoln Joint Venture in April 2001, CNL VII, XV Columbus Joint Venture in August 2001, TGIF Pittsburgh Joint Venture, in June 2000, and Properties in Colorado Springs, Colorado and Montgomery, Alabama, with affiliates of the General Partners as tenants-in-common in August 2000 and November 1999, respectively, as described above in "Capital Resources." In addition, the increase in net income earned by unconsolidated joint ventures during 2001, as compared to 2000, was partially the result of the Partnership acquiring an additional 45% interest in Duluth Joint Venture in October 2000, as described above in "Capital Resources."

         During the year ended December 31, 2001, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, Golden Corral Corporation, Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), and Waving Leaves, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under a lease relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to four restaurants, and Waving Leaves, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Jack in the Box Inc., and Waving Leaves, Inc. each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Golden Corral, Hardee's, Jack in the Box and Burger King, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $101,543, $166,946, and $186,933, respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to the Partnership collecting the outstanding balance of the mortgage note related to the 1995 sale of the Property in Florence, South Carolina during 2001, as described in "Capital Resources." The decrease in interest and other income during 2001 was partially offset by an increase in interest income earned on the net sales proceeds relating to the sale of several Properties pending the reinvestment of the net sales proceeds in additional Properties. The decrease in interest and other income during 2000, as compared to 1999, is primarily attributable to the Partnership collecting the outstanding balance of the mortgage note related to the 1995 sale of the Property in Jacksonville, Florida during 1999, as described in "Capital Resources." In addition, the decrease in 2000, as compared to 1999, was partially attributable to the fact that in November 1999, the net sales proceeds from the 1999 sale of the Property in Maryville, Tennessee were invested in an IHOP Property in Montgomery, Alabama, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $909,120, $498,933, and $637,069, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was partially attributable to the Partnership recording a provision for write-down of assets, as described below. The increase in operating expenses during 2001, was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase during 2001, as compared to 2000, was partially due to the fact that the tenant of the Property in Saddlebrook, Florida ceased restaurant operations in April 2001. The Partnership incurred operating expenses such as insurance and real estate tax expenses, relating to this Property. The Partnership sold the Property in December 2001. The increase in operating expenses during 2001 was partially offset by and the decrease during 2000, as compared to 1999, was partially due to the fact that the Partnership incurred $35,134 and $160,426 during 2000 and 1999, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger." No such expenses were incurred during the year ended December 31, 2001. In addition, the increase in operating expenses during 2001, as compared to 2000, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business. In addition, the increase in operating expenses during 2001 as compared to 2000, was partially offset by, and the decrease during 2000 as compared to 1999 was partially attributable to a decrease in depreciation expense as a result of the sales of several Properties during 2000 and 2001.

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets in the amount of $279,862 due to the fact that the tenant of the Property in Saddlebrook, Florida ceased restaurant operations and vacated the Property. The provision represented the difference between the net carrying value of the Property at September 30,2001 and the anticipated sales price for the Property. The Partnership sold the Property in December 2001, as described above. No such provisions were recorded during the years ended December 31, 2000 and 1999.

         In connection with the sale of its Property in Florence, South Carolina, during 1995, the Partnership recognized a gain of $122,996, $1,147, and $1,135, for the years ended December 31, 2001, 2000, and 1999, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and was being recognized as income proportionately as payments under the mortgage note were collected. For federal income tax purposes, a gain of approximately $93,421 from the sale of this Property was also deferred during 1995 and was being recognized as payments under the mortgage note were collected. In February, 2001, the Partnership collected the outstanding balance relating to the promissory note collateralized by the Property. As a result, during 2001, the Partnership recognized the remaining deferred gain of $122,996.

         As a result of the sales of several Properties during 2001 and 2000, as described above in "Capital Resources," the Partnership recognized gains totaling $259,126 and $877,200, respectively. As a result of the sale of the Property in Maryville, Tennessee, during 1999, as described above in "Capital Resources" the Partnership recognized a gain of $188,691 during the year ended December 31, 1999.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than high-end restaurants, those that have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

Interest Rate Risk

         The Partnership has provided a fixed rate note to a borrower. The General Partners believe that the estimated fair value of the note at December 31, 2001 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes:

                                           Notes Fixed Rates
                                        -----------------------


                    2002                             $       --
                    2003                                     --
                    2004                                103,581
                    2005                                     --
                    2006                                     --
                    Thereafter                               --
                                         -----------------------

                                                  $     103,581
                                         =======================

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership accepted a promissory note in conjunction with the sale of a Property. The General Partners believe that the estimated fair value of the promissory note at December 31, 2001 approximated the outstanding principal amount.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS



                                                                       Page
Report of Independent Certified Public Accountants                      19

Financial Statements:

     Balance Sheets                                                     20

     Statements of Income                                               21

     Statements of Partners' Capital                                    22

     Statements of Cash Flows                                        23-24

     Notes to Financial Statements                                   25-42

               Report of Independent Certified Public Accountants






To the Partners
CNL Income Fund VII, Ltd.

In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statement statements. These financial statements and financial statements schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                              2001                  2000
                                                                         ----------------     -----------------
                                ASSETS

   Land and buildings on operating leases, net                               $11,333,419           $11,297,040
   Net investment in direct financing leases                                   2,452,964             2,548,324
   Investment in joint ventures                                                8,212,208             6,452,604
   Mortgage and other notes receivable, less deferred
        gain                                                                     104,717               994,593
   Cash and cash equivalents                                                   1,747,363             1,454,025
   Certificate of deposit                                                             --               103,500
   Restricted cash                                                                    --             1,503,929
   Receivables, less allowance for doubtful accounts of
        $504 in 2000                                                              74,097                86,351
   Due from related parties                                                       12,968                 1,256
   Accrued rental income, less allowance for doubtful
        accounts of $9,845 in 2000                                             1,058,589             1,078,762
   Other assets                                                                   76,895                87,530
                                                                         ----------------     -----------------

                                                                             $25,073,220           $25,607,914
                                                                         ================     =================

                   LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                            $  12,306             $  31,415
   Distributions payable                                                         675,000               675,000
   Due to related parties                                                         21,837                67,815
   Rents paid in advance and deposits                                             25,716                 8,315
                                                                         ----------------     -----------------
            Total liabilities                                                    734,859               782,545

   Minority interest                                                             141,790               144,368

   Partners' capital                                                          24,196,571            24,681,001
                                                                         ----------------     -----------------

                                                                             $25,073,220           $25,607,914
                                                                         ================     =================


                See accompanying notes to financial statements.



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                      2001                 2000                1999
                                                                ------------------   ------------------   ---------------

Revenues:
     Rental income from operating leases                            $   1,559,410        $   1,765,623      $  1,914,671
     Earned income from direct financing leases                           307,290              380,322           403,371
     Contingent rental income                                              75,571               91,842            76,601
     Interest and other income                                            101,543              166,946           186,933
                                                                ------------------   ------------------   ---------------
                                                                        2,043,814            2,404,733         2,581,576
                                                                ------------------   ------------------   ---------------
Expenses:
     General operating and administrative                                 261,329              162,242           139,519
     Professional services                                                 60,021               24,451            28,903
     State and other taxes                                                 61,173               14,209            14,422
     Depreciation                                                         246,735              262,897           293,799
     Provision for write-down of assets                                   279,862                   --                --
     Transaction costs                                                         --               35,134           160,426
                                                                ------------------   ------------------   ---------------
                                                                          909,120              498,933           637,069
                                                                ------------------   ------------------   ---------------

Income Before Gain on Sale of Assets, Minority Interest in
     Income of Consolidated Joint Venture and Equity in
     Earnings of Unconsolidated Joint Ventures                          1,134,694            1,905,800         1,944,507

Gain on Sale of Assets                                                    382,122              878,347           189,826

Minority Interest in Income of Consolidated
     Joint Venture                                                        (18,342 )            (18,682 )         (18,640 )

Equity in Earnings of Unconsolidated Joint
     Ventures                                                             717,096              456,050           429,997
                                                                ------------------   ------------------   ---------------

Net Income                                                          $   2,215,570        $   3,221,515      $  2,545,690
                                                                ==================   ==================   ===============

Allocation of Net Income
     General partners                                                   $      --            $      --        $   25,187
     Limited partners                                                   2,215,570            3,221,515         2,520,503
                                                                ------------------   ------------------   ---------------

                                                                    $   2,215,570        $   3,221,515      $  2,545,690
                                                                ==================   ==================   ===============

Net Income Per Limited Partner Unit                                   $     0.074          $     0.107        $    0.084
                                                                ==================   ==================   ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                 30,000,000           30,000,000        30,000,000
                                                                ==================   ==================   ===============

                See accompanying notes to financial statements.




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999


                                            General Partners                                           Limited Partners
                                 ---------------------------------------    -------------------------------------------------------
                                                         Accumulated                                               Accumulated
                                    Contributions          Earnings         Contributions      Distributions         Earnings
                                  ------------------   -----------------   ----------------   ----------------   -----------------

   Balance, December 31, 1998           $     1,000         $   204,744      $  30,000,000      $ (22,877,623 )     $  20,425,675

       Distributions to limited
         partners ($0.090 per
         limited partner unit)                   --                  --                 --         (2,700,000 )                --
       Net income                                --              25,187                 --                 --           2,520,503
                                  ------------------   -----------------   ----------------   ----------------   -----------------

   Balance, December 31, 1999                 1,000             229,931         30,000,000        (25,577,623 )        22,946,178

       Distributions to limited
         partners ($0.090 per
         limited partner unit)                   --                  --                 --         (2,700,000 )                --
       Net income                                --                  --                 --                 --           3,221,515
                                  ------------------   -----------------   ----------------   ----------------   -----------------

   Balance, December 31, 2000                 1,000             229,931         30,000,000        (28,277,623 )        26,167,693

       Distributions to limited
         partners ($0.090 per
         limited partner unit)                   --                  --                 --         (2,700,000 )                --
       Net income                                --                  --                 --                 --           2,215,570
                                  ------------------   -----------------   ----------------   ----------------   -----------------

   Balance, December 31, 2001           $     1,000         $   229,931      $  30,000,000      $ (30,977,623 )     $  28,383,263
                                  ==================   =================   ================   ================   =================
                See accompanying notes to financial statements.

----------------
   Syndication
      Costs            Total
  --------------   --------------

   $ (3,440,000 )    $24,313,796



             --       (2,700,000 )
             --        2,545,690
  --------------   --------------

     (3,440,000 )     24,159,486



             --       (2,700,000 )
             --        3,221,515
  --------------   --------------

     (3,440,000 )     24,681,001



             --       (2,700,000 )
             --        2,215,570
  --------------   --------------

   $ (3,440,000 )    $24,196,571
  ==============   ==============

                See accompanying notes to financial statements.








                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                       2001                  2000                1999
                                                                  ----------------    -------------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
      Cash received from tenants                                      $  2,085,791          $  2,266,898         $  2,369,760
      Distributions from unconsolidated joint ventures                     726,627               508,532              348,952
      Cash paid for expenses                                              (448,740 )            (303,954 )           (217,856 )
      Interest received                                                    115,585               148,533              178,637
                                                                  -----------------   -------------------   ------------------
         Net cash provided by operating
             activities                                                  2,479,263             2,620,009            2,679,493
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Investing Activities:
      Additions to land and buildings on operating leases               (1,495,699 )                  --                   --
      Proceeds from sale of assets                                       1,094,282             4,122,336            1,059,954
      Investment in certificate of deposit                                 100,000              (100,000 )                 --
      Investment in joint ventures                                      (1,769,135 )          (2,361,644 )         (1,196,927 )
      Liquidating distribution from joint venture                               --               461,208                   --
      Decrease (increase) in restricted cash                             1,503,682            (1,503,682 )                 --
      Collections on mortgage notes receivable                           1,101,865                10,279              245,733
                                                                  -----------------   -------------------   ------------------
         Net cash provided by investing activities                         534,995               628,497              108,760
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Financing Activities:
      Distributions to limited partners                                 (2,700,000 )          (2,700,000 )         (2,700,000 )
      Distributions to holders of minority interest                        (20,920 )             (19,829 )            (19,730 )
                                                                  -----------------   -------------------   ------------------
      Net cash used in financing activities                             (2,720,920 )          (2,719,829 )         (2,719,730 )
                                                                  -----------------   -------------------   ------------------

Net Increase in Cash and Cash Equivalents                                  293,338               528,677               68,523

Cash and Cash Equivalents at Beginning of Year                           1,454,025               925,348              856,825
                                                                  -----------------   -------------------   ------------------

Cash and Cash Equivalents at End of Year                              $  1,747,363          $  1,454,025          $   925,348
                                                                  =================   ===================   ==================




                See accompanying notes to financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                                    2001               2000              1999
                                                              -----------------   ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                   $ 2,215,570        $3,221,515        $2,545,690
                                                              -----------------   ---------------    --------------
      Adjustments to reconcile net income to net
         cash provided by operating
         activities:
             Depreciation                                              246,735           262,897           293,799
             Minority interest in income of
                consolidated joint venture                              18,342            18,682            18,640
             Gain on sale of assets                                   (382,122 )        (878,347 )        (189,826 )
             Provision for loss on assets                              279,862                --                --
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                           9,531            53,738           (81,045 )
             Decrease (increase) in receivables                         12,254           (13,707 )           5,834
             Increase in due from related parties                      (11,712 )          (1,256 )              --
             Decrease (increase) in interest receivable                 18,335           (13,064 )           2,050
             Decrease (increase) in other assets                        10,635           (12,888 )         (10,104 )
             Decrease in net investment in direct
                financing leases                                        95,360           100,821            92,237
             Decrease (increase) in accrued rental
                income                                                  14,159           (59,795 )         (81,057 )
             Increase (decrease) in accounts payable                   (19,109 )         (65,479 )          88,175
             Increase (decrease) in due to related
                parties                                                (45,978 )           8,684            34,020
             Increase (decrease) in rents paid in
                advance and deposits                                    17,401            (1,792 )         (38,920 )
                                                              -----------------   ---------------    --------------
                  Total adjustments                                    263,693          (601,506 )         133,803
                                                              -----------------   ---------------    --------------

Net Cash Provided by Operating Activities                          $ 2,479,263        $2,620,009        $2,679,493
                                                              =================   ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

         Promissory note accepted in exchange for
             sale of land and building                              $  103,581            $   --            $   --
                                                              =================   ===============    ==============

         Distributions declared and unpaid at
             December 31                                            $  675,000         $ 675,000         $ 675,000
                                                              =================   ===============    ==============


                See accompanying notes to financial statements.


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership's investments in CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture and a property in Smithfield, North Carolina, a property in Miami, Florida, a property in Montgomery, Alabama, and a property in Colorado Springs, Colorado, for which each of the four properties is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassification had no effect on total partners' capital or net income.

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statements of Financial Accounting Standard No. 141 ("FAS 141") and Statement of Financial Accounting Standard No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standard No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                             2001                 2000
                                                       -----------------    -----------------
                 Land                                       $ 6,756,854          $ 6,850,655
                 Buildings                                    6,714,927            6,671,945
                                                       -----------------    -----------------
                                                             13,471,781           13,522,600

                 Less accumulated depreciation               (2,138,362 )         (2,225,560 )
                                                       -----------------    -----------------

                                                           $ 11,333,419         $ 11,297,040
                                                       =================    =================

         In June 2000, the Partnership sold its property in Pueblo, Colorado, to an unrelated third party and received net sales proceeds of $1,005,000, resulting in a gain of $97,056. In August 2000, the Partnership reinvested the majority of the net sales proceeds in an additional Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund XII, Ltd., a Florida limited partnership and an affiliate of the general partners (see Note 5).

         In September 2000, the Partnership sold its property in Brunswick, Georgia, its property in Lake City, Florida, and three properties in Jacksonville, Florida, for which the land and building of one of the properties was classified as a direct financing lease (see Note 4) to unrelated third parties for a total of approximately $2,404,800 and received net sales proceeds of approximately $2,392,300, resulting in a total gain of $619,495.

         In addition, in December 2000, the Partnership sold its property in Friendswood, Texas for which the building was classified as a direct financing lease (see Note 4) to the tenant in accordance with the purchase option under the lease agreement for $725,000 resulting in a gain of $160,649.

         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sales of three of its properties, (two in Jacksonville, Florida and one in Lake City, Florida), in a Property in Baton Rouge, Louisiana at an approximate cost of $1,495,700 (see Note
         11).

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In addition, in November 2001, the Partnership sold its properties in Daytona Beach and Gainesville, Florida and received net sales proceeds of $499,813 resulting in a gain of $184,894. In connection with the sales of the properties, the Partnership received $396,232 in cash and accepted a promissory note in the amount of $103,581 (see Note 7).

         During the year ended December 31, 2001, the Partnership established a provision for write-down of assets in the amount of $279,862, relating to the property in Saddlebrook, Florida. The tenant vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property at September 30, 2001 and the anticipated sales price for the property. In addition, in December 2001, the Partnership sold its property in Saddlebrook, Florida and received net sales proceeds of $698,050 resulting in a gain of $74,232.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                        2002                                 $  1,501,360
                        2003                                    1,481,956
                        2004                                    1,480,939
                        2005                                    1,178,653
                        2006                                      973,102

                        Thereafter                              5,531,881
                                                     ---------------------
                                                            $  12,147,891
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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                   2001                 2000
                                                              -----------------  -----------------
          Minimum lease payments receivable                       $ 3,625,871          $ 4,028,512

          Estimated residual values                                   768,233              768,233

          Less unearned income                                     (1,941,140 )         (2,248,421 )
                                                              -----------------    -----------------

          Net investment in direct financing leases               $ 2,452,964          $ 2,548,324
                                                              =================    =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                             2002                        $  402,342
                             2003                           402,342
                             2004                           402,342
                             2005                           402,342
                             2006                           402,342
                             Thereafter                   1,614,161
                                                     -------------------

                                                        $ 3,625,871
                                                     ===================

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

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has an 18% interest, a 4.79% interest , and a 79% interest in the profits and losses of CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, and CNL Mansfield Joint Venture, respectively. The remaining interests in these joint

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 53% interest in a property in Smithfield, North Carolina, with an affiliate of the general partners, as tenants-in-common, a 35.64% interest in a property in Miami, Florida, with an affiliate of the general partners, as tenants-in-common and a 71% interest in a property in Montgomery, Alabama, with an affiliate of the general partners, as tenants-in-common. Amounts relating to its investment are included in investment in joint ventures.

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and affiliate of the general partners, to construct and hold one restaurant property in Duluth, Georgia. As of December 31, 2000, the Partnership contributed approximately $969,299 to purchase land and pay for construction costs relating to the joint venture. In October 2000, the Partnership acquired an additional 45% interest in Duluth Joint Venture, from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd. for an aggregate purchase price of approximately $610,000 As of December 31, 2001, the Partnership owned a 56% interest in the profits and losses of the joint venture.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 51.1% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received approximately $460,900, representing its pro rata share of the liquidation proceeds. In June 2000, the Partnership reinvested approximately $195,107 of these proceeds and approximately $240,000 from the payoff of a note receivable related to the 1995 sale of a property in Jacksonville, Florida, in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners to purchase and hold one restaurant property. In January 2001, the Partnership acquired an additional interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of December 31, 2001, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In August 2000, the Partnership used the net sales proceeds from the sale of the property in Pueblo, Colorado to acquire a property in Colorado Springs, Colorado as tenants in common with CNL Income Fund XII, Ltd., ("CNL XII") a Florida limited partnership and affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-tenant will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership and CNL XII acquired this property from CNL BB Corp., an affiliate of the general partners. As of December 31, 2000, the Partnership owned a 43% interest in the property in Colorado Springs, Colorado (see Note 11).

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its property in Friendswood, Texas (see Note 3) and a portion of the 2001 collection of the promissory note (see Note 8) to enter into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 11). As of December 31, 2001, the Partnership owned a 14% interest in the profits and losses of the joint venture.

         In August 2001, the Partnership used the remaining portion of the 2001 collection of the promissory note (see Note 8) to enter into joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $1,025,500 to purchase land and pay for construction costs relating to the joint venture. As of December 31, 2001, the Partnership owned a 68.75% interest in the profits and losses of the joint venture.

         CNL Restaurant Investments II owns and leases six properties to an operator of national fast-food or family-style restaurants, and Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture, and CNL VII, XV Columbus Joint Venture and the Partnership and affiliates, as tenants in common in four separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                      2001                  2000
                                                                ----------------      ----------------

             Land and buildings on operating leases, net             $18,806,455           $16,729,763
             Net investment in direct financing lease                  1,765,740               922,091
             Cash                                                         62,669               153,432
             Receivables                                                 241,628                 8,444
             Accrued rental income                                       398,419               236,243
             Other assets                                                  1,471                   810
             Liabilities                                                 256,902               172,475
             Partners' capital                                        21,019,480            17,878,308
             Revenues                                                  2,312,781             1,661,292
             Net income                                                1,905,726             1,326,080

         The Partnership recognized income totaling $717,096, $456,050, and $429,997 for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures and the four properties held as tenants in common with affiliates.

6.       Restricted Cash:
         ---------------

         As of December 31, 2000, total net sales proceeds of $1,503,682 from the sale of the Partnership's properties in Jacksonville and Lake City, Florida and Brunswick, Georgia plus accrued interest of $247 were being held in an interest bearing account pending the release of funds to acquire additional properties. These funds were released by the escrow agent in 2001 and were used to acquire a property in Baton Rouge, Louisiana (see Note 3).

7.       Note Receivable:
         ---------------

         In connection with the sale of the property in Daytona Beach, Florida, the Partnership accepted an uncollaterized promissory note in the principal sum of $103,581. The promissory note bears interest at a rate of 12.34% per annum, and is being collected in 35 monthly, interest only installments of $1,065, with a balloon payment of principal and outstanding interest due in November 2004.

                          CNL INCOME FUND VII, LTD. (A
                          Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Mortgage Notes Receivable:
         -------------------------

         In connection with the sale of its property in Florence, South Carolina during 1995, the Partnership accepted a promissory note in the principal sum of $1,160,000, collateralized by a mortgage on the property. The promissory note bore interest at a rate of 10.25% per annum and was being collected in 59 equal monthly installments of $10,395, including interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $122,996, $1,147, and $1,135 for the years ended December 31, 2001, 2000, and 1999, respectively. In February 2001, the Partnership received a balloon payment of $1,115,301 which included the outstanding principal balance and $14,419 of accrued interest.

9.       Allocations and Distributions:
         -----------------------------

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

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distribution during the years ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $2,700,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2001               2000             1999
                                                               -------------      -------------     ------------
           Net income for financial reporting purposes          $ 2,215,570         $3,221,515      $ 2,545,690

           Depreciation for tax reporting purposes in excess
               of depreciation for financial reporting
               purposes                                             (14,382 )          (19,345 )        (19,957 )

           Gain on sale of assets for financial reporting
               purposes  less than (in  excess)  of gain for
           tax                                                      109,317           (832,083 )       (188,377 )
               reporting purposes

           Provision for loss on assets                             279,862                 --               --

           Direct financing leases recorded as operating
               leases for tax reporting purposes                     95,360            100,821           92,237

           Equity in earnings of unconsolidated joint ventures
               for tax reporting purposes in excess of (less
               than) equity in earnings of
               unconsolidated joint ventures
               for financial reporting purposes                     (59,325 )           (6,585 )         54,093

           Accrued rental income                                     14,159            (59,795 )        (81,057 )

           Rents paid in advance                                     17,901             (1,792 )        (48,027 )

           Minority interest in timing differences of
               unconsolidated joint venture                            (728 )              981              981

           Allowance for doubtful accounts                             (504 )          (16,175 )        (12,174 )

           Capitalization  (Deduction) of transaction  costs
              for tax reporting purposes                                 --           (179,206 )        160,425
                                                               -------------      -------------     ------------

           Net income for federal income tax purposes           $ 2,657,230         $2,208,336      $ 2,503,834
                                                               =============      =============     ============


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the properties held as tenants-in-common with affiliates, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2001, 2000, and 1999.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2001, 2000, and 1999.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Related Party Transactions:
         --------------------------

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's   advisor  and  its  affiliate  provided  accounting  and
         administrative services to the Partnership on a day-to-day basis including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $170,123, $91,926 and $102,417 for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         During 2000, the Partnership and CNL XII, as tenants in common, acquired an interest in a Bennigan's property in Colorado Springs, Colorado from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         In January 2001, the Partnership acquired a property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, for a purchase price of approximately $1,495,700 (see Note 3). CNL Fund 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the cost incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         In April 2001, the Partnership and CNL Income Fund XVII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund XVII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         The amounts due to related parties totaled $21,837 and $67,815 at December 31, 2001 and 2000, respectively.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


12.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental, earned and mortgage interest income (including the
         Partnership's share of total rental and earned income from the unconsolidated joint ventures and the four properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                   2001              2000               1999
                                               -------------     -------------      -------------
                  Golden Corral Corporation       $ 763,975         $ 732,948          $ 712,877
                  Jack in the Box Inc.              349,985               N/A                N/A
                  Restaurant Management
                      Services, Inc.                    N/A           328,244            456,440
                  Waving Leaves, Inc.               283,072           289,268            295,176

         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than 10% of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the four properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                2001              2000               1999
                                            -------------     --------------     -------------
             Golden Corral Family
                 Steakhouse Restaurants         $763,975          $ 732,948         $ 712,877
             Hardees                             426,841            544,275           443,819
             Jack in the Box                     349,985                N/A               N/A
             Burger King                         305,348            313,857           380,586

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


12.      Concentration of Credit Risk:
         ----------------------------

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or restaurant chain did not represent more than 10% of the Partnership's total rental and earned income.

13.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

        2001 Quarter              First              Second               Third               Fourth             Year
   -----------------------    ---------------    ----------------    -----------------    ---------------    -------------
   Revenues (1)                   $  698,038          $  667,914          $   651,780         $  724,836      $ 2,742,568
   Net income                        610,040             223,679              538,628            843,223        2,215,570
   Net income per
       limited partner
       unit                            0.020               0.008                0.018              0.028            0.074

       2000 Quarter               First              Second               Third               Fourth             Year
   -----------------------    ---------------    ----------------    -----------------    ---------------    -------------

   Revenues (1)                    $ 717,803           $ 679,982            $ 701,529           $742,787      $ 2,842,101
   Net income                        537,436             631,366            1,202,585            850,128        3,221,515
   Net income per
       limited partner
       unit                            0.018               0.021                0.040              0.028            0.107

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 2001
     -------------------------                       ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Accounting    and     administrative
operating expenses                            at the  lower  of cost or 90% of the     services: $170,123
                                              prevailing rate at which
                                              comparable services could have
                                              been obtained in the same
                                              geographic area. Affiliates of the
                                              General Partners from time to time
                                              incur certain operating expenses
                                              on behalf of the Partnership for
                                              which the Partnership reimburses
                                              the affiliates without interest.

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







                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 2001
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






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 2001
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



The Partnership entered into a joint venture arrangement with CNL Income Fund XVII, Ltd., an affiliate of the general partners to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $1,740,374. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

The Partnership acquired a Jack in the Box property from CNL Funding 2001-A, LP, an affiliate of the general partners, for a purchase price of $1,495,700. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

In addition, the Partnership acquired an additional 19.72% interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., an affiliate of the general partners, for an aggregate purchase price of approximately $500,000.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,2001, 2000, and 1999

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Schedule IV - Loans on Real Estate at December 31, 2001

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

                 10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                           Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2001 through December 31, 2001.

(c)      Not applicable.

(d)      Other Financial Information

         The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2001. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.

                                  CNL INCOME FUND VII, LTD.

                                  By:      CNL REALTY CORPORATION
                                           General Partner

                                           /s/Robert A. Bourne
                                           -----------------------------
                                           ROBERT A. BOURNE, President


                                  By:      ROBERT A. BOURNE
                                           General Partner

                                           /s/Robert A. Bourne
                                           -----------------------------
                                           ROBERT A. BOURNE

                                  By:      JAMES M. SENEFF, JR.
                                           General Partner

                                           /s/James M. Seneff, Jr.
                                           ----------------------
                                           JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert  A.  Bourne                      President,   Treasurer  and  Director              March 25, 2002
----------------------------------------   (Principal        Financial       and
Robert A. Bourne                            Accounting  Officer)

/s/      James M. Seneff, Jr.               Chief Executive  Officer and Director              March 25, 2002
----------------------------------------   (Principal Executive  Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  1999        Allowance for
                  doubtful
                  accounts (a)        $  38,698          $    --           $    -- (b)    $   6,455 (c)     $  5,719      $ 26,524
                                  ==============  ===============  ================    =============     ============  ============
  2000        Allowance for
                  doubtful
                  accounts (a)        $  26,524          $    --         $     504 (b)       $   -- (c)     $ 16,679      $ 10,349
                                  ==============  ===============  ================    =============     ============  ============
  2001        Allowance for
                  doubtful
                  accounts (a)        $  10,349          $    --           $    -- (b)    $   9,845 (c)      $   504        $   --
                                  ==============  ===============  ================    =============     ============  ============


     (a) Deducted from receivables and accrued rental income on the balance sheet.

     (b)      Reduction of rental, earned and other income.

     (c)      Amounts written off as uncollectible.

                            CNL INCOME FUND VII, LTD.
                        (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 2001


                                                             Costs Capitalized
                                                               Subsequent To
                                        Initial Cost           Acquisition
                                  ---------------------- -------------------
                      Encum-                 Buildings anImprove-   Carrying
                      brances       Land      Improvements ments    Costs
                      --------    ---------- ---------------------- ------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market Restaurant:
     Marietta, Georgia   -         $534,421    $507,133          -      -

    Burger King Restaurants:
     Jefferson City, Tenn-ssee      216,633     546,967          -      -
     Sierra Vista, Arizon-          421,170           -          -      -

    Checkers Drive-In Restaurant:
     Winter Springs, Flor-da        397,536           -          -      -

    Golden Corral Family
     Steakhouse Restaurants:
         Odessa, Texas   -          502,364     815,831          -      -
         Midland, Texas  -          481,748     857,185          -      -
         El Paso, Texas  -          745,506           -    802,132      -
         Harlingen, Texas-          503,799           -    890,878      -

    Hardee's Restaurants:
     Akron, Ohio         -          198,086           -          -      -
     Dalton, Ohio        -          180,556           -          -      -
     Minerva, Ohio       -          143,775           -          -      -
     Orrville, Ohio      -          176,169           -          -      -
     Seville, Ohio       -          245,648           -          -      -
     Clinton, Tennessee  -          295,861           -          -      -

    Jack in the Box Restaurant:
     Baton Rouge, Lousian-a         562,533     933,167          -      -
     San Antonio, Texas  -          525,720           -    381,591      -

    KFC Restaurant:
     Arcadia, Florida    -          175,020     333,759          -      -

    Rally's Restaurant:
     Toledo, Ohio        -          281,880     196,608     47,002      -

    Taco Bell Restaurant:
     Detroit, Michigan   -          168,429           -    402,674      -
                                  ---------- ----------- ---------- ------

                                  $6,756,854 $4,190,650  $2,524,277     -
                                  ========== =========== ========== ======

Properties of Joint Venture
   in Which the Partnership
   has an 18% Interest and has
   Invested in Under Operating
   Leases:

    Burger King Restaurants:
     Columbus, Ohio      -         $345,696    $651,985          -      -
     San Antonio, Texas  -          350,479     623,615          -      -
     Pontiac, Michigan   -          277,192     982,200          -      -
     Raceland, Louisiana -          174,019     986,879          -      -
     New Castle, Indiana -          264,239     662,265          -      -
     Hastings, Minnesota -          155,553     657,159          -      -
                                  ---------- ----------- ---------- ------

                                  $1,567,178 $4,564,103          -      -
                                  ========== =========== ========== ======
Property of Joint Venture in
   Which the Partnership has a
   4.79% Interest and has
   Invested in Under an
   Operating Lease:

    Jack in the Box Restaurant:
     Des Moines, Washingt-n        $322,726    $791,658          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has
   a 79% Interest and has
   Invested in Under an
   Operating Lease:

    Jack in the Box Restaurant:
     Mansfield, Texas    -         $297,295    $482,914          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has a
   56% Interest and had
   Invested in Under an
   Operating Lease:

    Roadhouse Grill Restaurant:
     Duluth, Georgia     -        $1,078,469          -          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has
   a 36.88% Interest and has
   Invested in Under an
   Operating Lease:

    TGI Friday's Restaurant:
     Homestead, Pennsylva-ia      $1,036,297 $1,499,296          -      -
                                  ========== =========== ========== ======

Property in which the
   Partnership has a 43%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

    Bennigan's Restaurant:
     Colorado Springs, Co-orado    $947,120  $1,279,013          -      -
                                  ========== =========== ========== ======

Property in Which the
   Partnership has a 53%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

    Golden Corral Family
     Steakhouse Restaurants:
          Smithfield, Nor-h Carolin$264,272  1,155,018.00        -      -
                                  ========== =========== ========== ======

Property in Which the
   Partnership has a 35.64%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
     Miami, Florida      -         $976,357    $974,016          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has
   a 14.00% Interest and has
   Invested in Under an
   Operating Lease:

     Golden Corral Family
       Steakhouse Restaurants:
           Lincoln, Nebra-ka       $485,390  $1,254,984          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has
   a 68.75% Interest and has
   Invested in Under an
   Operating Lease:

     Sonny's Bar-B-Q:
         Columbus, Georgi-         $392,880  $1,194,308          -      -
                                  ========== =========== ========== ======

Property in Which the Partnership
   has a 71% Interest as Tenants-
   in-Common and has Invested
  in Under an Operating Lease:

    IHOP Restaurant:
     Montgomery, Alabama -         $584,126           -          -      -
                                  ========== =========== ========== ======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurant:
     Sierra Vista, Arizon-                -           -   $333,212      -

    Hardee's Restaurants:
     Akron, Ohio         -                -     540,215          -      -
     Dalton, Ohio        -                -     490,656          -      -
     Minerva, Ohio       -                -     436,663          -      -
     Orrville, Ohio      -                -     446,337          -      -
     Seville, Ohio       -                -     487,630          -      -
     Clinton, Tennessee  -                -     338,216          -      -

                                          -  $2,739,717   $333,212      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has a 56%
    and has Invested in Under a Direct
   Financing Lease:

    Roadhouse Grill Restaurant:
     Duluth, Georgia     -                -           -          -  $865,185
                                  ========== =========== ========== ======

Property in Which the Partnership has
    a 71% Interest as Tenants-in-Common
    and has Invested in Under a Direct
   Financing Lease:

    IHOP Restaurant:
     Montgomery, Alabama -                -    $933,873          -      -
                                  ========== =========== ========== ======





    Net Cost Basis at Which                                     Life on Which
    Carried at Close of Period (c)                              Depreciation in
-----------------------------------             Date            Latest Income
            Buildings and           Accumulated ofCon- Date     Statement is
   Land     Improvements  Total     DepreciatiostructiAcquired  Computed
----------- ----------------------- -------------------------------------





  $534,421    $507,133  $1,041,554    $87,386  1994   10/96       (b)


   216,633     546,967     763,600    211,294  1988   01/90       (b)
   421,170          (f)    421,170          -  1990   06/90       (d)


   397,536           -     397,536         (g)   -    07/94       (g)



   502,364     815,831   1,318,195    319,776  1990   03/90       (b)
   481,748     857,185   1,338,933    335,437  1990   04/90       (b)
   745,506     802,132   1,547,638    301,733  1990   05/90       (b)
   503,799     890,878   1,394,677    337,557  1990   06/90       (b)


   198,086          (f)    198,086          -  1990   11/90       (d)
   180,556          (f)    180,556          -  1990   11/90       (d)
   143,775          (f)    143,775          -  1990   11/90       (d)
   176,169          (f)    176,169          -  1990   11/90       (d)
   245,648          (f)    245,648          -  1990   11/90       (d)
   295,861          (f)    295,861          -  1992   09/92       (d)


   562,533     933,167   1,495,700     31,106  2000   01/01       (b)
   525,720     381,591     907,311    145,389  1990   05/90       (b)


   175,020     333,759     508,779    126,889  1985   08/90       (b)


   281,880     243,610     525,490     89,257  1990   01/91       (b)


   168,429     402,674     571,103    152,538  1990   06/90       (b)
----------- ----------- ----------- ----------

$6,756,854  $6,714,927  $13,471,781 $2,138,362
=========== =========== =========== ==========








  $345,696    $651,985    $997,681   $223,045  1986   09/91       (b)
   350,479     623,615     974,094    213,339  1986   09/91       (b)
   277,192     982,200   1,259,392    336,011  1987   09/91       (b)
   174,019     986,879   1,160,898    337,612  1988   09/91       (b)
   264,239     662,265     926,504    226,561  1988   09/91       (b)
   155,553     657,159     812,712    224,815  1990   09/91       (b)
----------- ----------- ----------- ----------

$1,567,178  $4,564,103  $6,131,281  $1,561,383
=========== =========== =========== ==========






  $322,726    $791,658  $1,114,384   $243,062  1992   10/92       (b)
=========== =========== =========== ==========







  $297,295    $482,914    $780,209    $77,255  1997   02/97       (b)
=========== =========== =========== ==========







$1,078,469          (f) $1,078,469          -  1999   12/99       (d)
=========== =========== =========== ==========







$1,036,297  $1,499,296  $2,535,593    $79,265  2000   06/00       (b)
=========== =========== =========== ==========








  $947,120  $1,279,013  $2,226,133    $60,399  2000   08/00       (b)
=========== =========== =========== ==========








264,272.00  1,155,018.001,419,290.00154,953.00 1996   12/97       (b)
=========== =========== =========== ==========







  $976,357    $974,016  $1,950,373   $129,957  1995   12/97       (b)
=========== =========== =========== ==========








  $485,390  $1,254,984  $1,740,374    $31,374  2001   04/01       (b)
=========== =========== =========== ==========







  $392,880  $1,194,308  $1,587,188     $3,317  2001   12/01       (b)
=========== =========== =========== ==========







  $584,126          (f)   $584,126          -  1998   11/99       (d)
===========             ===========






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









         -          (f)         (f)        (d) 1999   12/99       (d)







        (f)         (f)         (f)        (d) 1998   11/99       (d)



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999, are summarized as follows:

                                                                                                Accumulated
                                                                               Cost            Depreciation
          -----------------------------------------------                -----------------    ----------------
          Properties the Partnership has Invested
            in Under Operating Leases:


               Balance, December 31, 1998                                    $  17,552,433       $  2,473,926
               Dispositions                                                       (965,646)          (165,272 )
               Depreciation expense                                                     --            293,799
                                                                         -----------------    ----------------

               Balance, December 31, 1999                                       16,586,787          2,602,453
               Dispositions                                                     (3,064,187)          (639,790 )
               Depreciation expense                                                     --            262,897
                                                                         -----------------    ----------------

               Balance, December 31, 2000                                       13,522,600          2,225,560
               Acquisitions                                                      1,495,700                 --
               Dispositions                                                     (1,546,519)          (333,933 )
               Depreciation expense                                                     --            246,735
                                                                         -----------------    ----------------

               Balance, December 31, 2001                                    $  13,471,781       $  2,138,362
                                                                         =================    ================

          Properties of Joint Venture in Which the Partnership has an 18%
            Interest and has Invested in Under Operating Leases:

               Balance, December 31, 1998                                    $  6,131,281          $ 1,104,972
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 1999                                       6,131,281            1,257,109
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 2000                                       6,131,281            1,409,246
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 2001                                    $  6,131,281          $ 1,561,383
                                                                          ================     ===============





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                December 31, 2001


                                                                                               Accumulated
                                                                              Cost             Depreciation
                                                                         ----------------     ---------------

         Property of Joint Venture in Which the Partnership has a 4.79%
           Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                    $  1,114,384           $  163,895
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 1999                                       1,114,384              190,284
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 2000                                       1,114,384              216,673
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 2001                                    $  1,114,384           $  243,062
                                                                         ================     ===============

         Property of Joint Venture in Which the Partnership has a 79%
           Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                    $    780,209         $    28,964
              Depreciation expense                                                    --              16,097
                                                                        -----------------    ----------------

              Balance, December 31, 1999                                         780,209              45,061
              Depreciation expense                                                    --              16,097
                                                                        -----------------    ----------------

              Balance, December 31, 2000                                         780,209              61,158
              Depreciation expense                                                    --              16,097
                                                                        -----------------    ----------------

              Balance, December 31, 2001                                    $    780,209         $    77,255
                                                                        =================    ================




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                December 31, 2001

                                                                                            Accumulated
                                                                           Cost             Depreciation
                                                                     ------------------   -----------------

       Property of Joint Venture in Which the Partnership has a 36.88% Interest and has Invested in Under an Operating
         Lease:

            Balance, December 31, 1999                                       $      --            $     --
            Acquisition                                                      2,535,593                  --
            Depreciation expense                                                    --              29,288
                                                                     ------------------   -----------------

            Balance, December 31, 2000                                       2,535,593              29,288
            Depreciation expense                                                    --              49,977
                                                                     ------------------   -----------------

            Balance, December 31, 2001                                   $   2,535,593         $    79,265
                                                                     ==================   =================

       Property of Joint Venture in Which the Partnership has a 53% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                    $  1,419,290          $   39,450
            Depreciation expense                                                    --              38,501
                                                                       ----------------    ----------------

            Balance, December 31, 1999                                       1,419,290              77,951
            Depreciation expense                                                    --              38,501
                                                                       ----------------    ----------------

            Balance, December 31, 2000                                       1,419,290             116,452
            Depreciation expense                                                    --              38,501
                                                                       ----------------    ----------------

            Balance, December 31, 2001                                    $  1,419,290          $  154,953
                                                                       ================    ================





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                             Accumulated
                                                                            Cost             Depreciation
                                                                      ------------------   -----------------
        Property in Which the Partnership has a 35.64% Interest as
          Tenants-in-Common and has Invested in Under an Operating
          Lease:

             Balance December 31, 1998                                     $  1,950,373          $   32,556
             Depreciation expense                                                    --              32,467
                                                                      ------------------   -----------------

             Balance December 31, 1999                                        1,950,373              65,023
             Depreciation expense                                                    --              32,467
                                                                      ------------------   -----------------

             Balance December 31, 2000                                        1,950,373              97,490
             Depreciation expense                                                    --              32,467
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                    $  1,950,373          $  129,957
                                                                      ==================   =================

        Property of Joint Venture in Which the Partnership has a 56%
          Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 1998                                        $     --             $    --
             Acquisition                                                      1,083,153                  --
             Depreciation expense                                                    --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 1999                                       1,083,153                  --
             Acquisition                                                        860,501                  --
             Depreciation expense                                                    --               7,210
                                                                      ------------------   -----------------

             Balance, December 31, 2000                                       1,943,654               7,210
             Reclassified to capital lease                                     (865,185 )            (7,210 )
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                   $   1,078,469            $     --
                                                                      ==================   =================





                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                             Accumulated
                                                                            Cost             Depreciation
                                                                      ------------------   -----------------
        Property of Joint Venture in Which the Partnership has a
          14% Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 2000                                       $      --            $     --
             Acquisition                                                      1,740,374                  --
             Depreciation expense                                                    --              31,374
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                   $   1,740,374         $    31,374
                                                                      ==================   =================

        Property of Joint Venture in Which the Partnership has a 68.75% Interest and has Invested in Under an Operating
          Lease:

             Balance December 31, 2000                                        $      --            $     --
             Acquisition                                                      1,587,188                  --
             Depreciation expense                                                    --               3,317
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                   $   1,587,188         $     3,317
                                                                      ==================   =================

        Property in Which the Partnership has a 71% Interest as Tenants-in Common and has Invested in Under an Operating
          Lease:

             Balance, December 31, 1998                                       $      --            $     --
             Acquisition                                                        584,126                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance December 31, 1999                                          584,126                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance December 31, 2000                                          584,126                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                    $    584,126            $     --
                                                                      ==================   =================




                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                             Accumulated
                                                                            Cost             Depreciation
                                                                      ------------------   -----------------
        Property in Which the Partnership has a 43% Interest as
          Tenants-in-Common and has Invested in Under an Operating
          Lease:

             Balance December 31, 1999                                        $      --            $     --
             Acquisition                                                      2,226,133                  --
             Depreciation expense                                                    --              17,765
                                                                      ------------------   -----------------

             Balance December 31, 2000                                        2,226,133              17,765
             Depreciation expense                                                    --              42,634
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                   $   2,226,133         $    60,399
                                                                      ==================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $16,104,595 and $22,942,477, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                       SCHEDULE IV - LOANS ON REAL ESTATE

                                December 31, 2001


                                                                                                                      Principal
                                                                                                                      Amount of
                                                                                                                        Loans
                                                                                                                     Subject to
                                      Final           Periodic                      Face           Carrying          Delinquent
                      Interest       Maturity         Payment       Prior         Amount of        Amount of          Principal
   Description          Rate           Date            Terms        Liens         Mortgages      Mortgages(2)        or Interest
------------------    ---------  -----------------   -----------   ----------    -------------   --------------     -------------
Church's-
Daytona Beach,
   Florida             12.34%     November 2004         (1)            $ --        $ 103,581        $  103,581            $    --
                                                                   ----------    -------------   --------------     -------------

    Total                                                              $ --        $ 103,581        $  103,581            $    --
                                                                   ==========    =============   ==============     =============


(1) Monthly payments of interest only at an annual rate of 12.34%, with a balloon payment at maturity of $103,581.

(2)      The tax carrying value of the note is approximately $103,581.

(3)      The changes in the carrying amounts are summarized as follows:

                                                               2001               2000                 1999
                                                        ------------------   ---------------     ---------------

             Balance at beginning of period                   $   994,593        $  994,408         $ 1,241,056

             New promissory note                                  103,581                --                  --

             Interest earned                                        9,243           113,379             127,054

             Collection of principal and interest              (1,125,696  )       (114,341  )         (374,837  )

             Recognition  of deferred  gain on sale
             of land and building                                 122,996             1,147               1,135

                                                         ------------------   ---------------     ---------------

             Balance at end of period                         $   104,717        $  994,593          $  994,408
                                                         ==================   ===============     ===============
