Form 10-Q
period 2002-03-31
CNL INCOME FUND VII LTD
filed 2002-05-15
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-2963871
--------------------------------                 ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
--------------------------------                 ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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


                                                                         Page

Part I.

         Item 1.    Financial Statements:

                        Condensed Balance Sheets                          1

                        Condensed Statements of Income                    2

                        Condensed Statements of Partners' Capital         3

                        Condensed Statements of Cash Flows                4

                        Notes to Condensed Financial Statements           5

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               6-9

         Item 3.    Quantitative and Qualitative Disclosures About
                        Market Risk                                       9

Part II.

         Other Information                                                10-11

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                    March 31,             December 31,
                                                                      2002                    2001
                                                                ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                       $ 11,277,461            $ 11,333,419
   Net investment in direct financing leases                            2,427,032               2,452,964
   Investment in joint ventures                                         8,224,060               8,212,208
   Mortgage and other notes receivable                                    104,646                 104,717
   Cash and cash equivalents                                            1,646,204               1,747,363
   Receivables                                                              3,828                  74,097
   Due from related parties                                                 9,824                  12,968
   Accrued rental income, less allowance for doubtful
       accounts of $9,845 in 2001                                       1,055,221               1,058,589
   Other assets                                                            67,519                  76,895
                                                                ------------------     -------------------

                                                                     $ 24,815,795            $ 25,073,220
                                                                ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                    $    8,051              $   12,306
   Distributions payable                                                  675,000                 675,000
   Due to related parties                                                  19,771                  21,837
   Rents paid in advance and deposits                                          --                  25,716
                                                                ------------------     -------------------
       Total liabilities                                                  702,822                 734,859

   Minority interest                                                      141,042                 141,790

   Partners' capital                                                   23,971,931              24,196,571
                                                                ------------------     -------------------

                                                                     $ 24,815,795            $ 25,073,220
                                                                ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                          Quarter Ended
                                                                            March 31,
                                                                     2002               2001
                                                                ---------------    ---------------
Revenues:
    Rental income from operating leases                              $ 372,389          $ 403,990
    Earned income from direct financing leases                          74,654             77,588
    Interest and other income                                            8,383             58,509
                                                                ---------------    ---------------
                                                                       455,426            540,087
                                                                ---------------    ---------------

Expenses:
    General operating and administrative                                63,040            103,480
    Professional services                                               15,017             12,727
    State and other taxes                                               22,476             31,409
    Depreciation                                                        55,958             63,378
                                                                ---------------    ---------------
                                                                       156,491            210,994
                                                                ---------------    ---------------

Income Before Gain on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                           298,935            329,093

Gain on Sale of Assets                                                      --            122,996

Minority Interest in Income of Consolidated
    Joint Venture                                                       (4,563 )           (4,686 )

Equity in Earnings of Unconsolidated Joint Ventures                    155,988            162,637
                                                                ---------------    ---------------

Net Income                                                           $ 450,360          $ 610,040
                                                                ===============    ===============

Net Income Per Limited Partner Unit                                   $  0.015           $  0.020
                                                                ===============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                               30,000,000         30,000,000
                                                                ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2002                  2001
                                                                        -------------------    ------------------
General partners:
    Beginning balance                                                           $  230,931            $  230,931
    Net income                                                                          --                    --
                                                                        -------------------    ------------------
                                                                                   230,931               230,931
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           23,965,640            24,450,070
    Net income                                                                     450,360             2,215,570
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively)                                        (675,000 )          (2,700,000 )
                                                                        -------------------    ------------------
                                                                                23,741,000            23,965,640
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 23,971,931          $ 24,196,571
                                                                        ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Quarter Ended
                                                                                 March 31,
                                                                          2002               2001
                                                                      --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                             $ 655,879          $ 773,042
                                                                      --------------    ---------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                          (76,727 )         (500,018 )
       Decrease in restricted cash                                               --          1,503,682
       Additions to land and buildings on operating
          leases                                                                 --         (1,495,699 )
       Collections on mortgage note receivable                                   --          1,101,865
                                                                      --------------    ---------------
          Net cash (used in) provided by investing activities               (76,727 )          609,830
                                                                      --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                   (675,000 )         (675,000 )
       Distributions to holder of minority interest                          (5,311 )           (5,035 )
                                                                      --------------    ---------------
          Net cash used in financing activities                            (680,311 )         (680,035 )
                                                                      --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                       (101,159 )          702,837

Cash and Cash Equivalents at Beginning of Quarter                         1,747,363          1,454,025
                                                                      --------------    ---------------

Cash and Cash Equivalents at End of Quarter                              $1,646,204         $2,156,862
                                                                      ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          Quarter                                                         $ 675,000          $ 675,000
                                                                      ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 2001.

         The Partnership accounts for its 83% interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 35 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $655,879 and $773,042 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In August 2001, the Partnership entered into a joint venture arrangement, CNL VII & XV Columbus Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. During the quarter ended March 31, 2002, the Partnership contributed approximately $76,700 to the joint venture to pay for construction costs. Construction of the restaurant was completed in February 2002 and, as of March 31, 2002 the Partnership owned a 68.75% interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties, any net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to acquire additional Properties, pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,646,204 invested in such short-term investments, as compared to $1,747,363 at December 31, 2001. The decrease in cash and cash equivalents at March 31, 2002 was primarily a result of the Partnership contributing amounts to pay for construction costs related to CNL VII & XV Columbus Joint Venture. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $702,822 at March 31, 2002, from $734,859 at December 31, 2001. The decrease in liabilities was primarily a result of a decrease in accounts payable and rents paid in advance and deposits at March 31, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2002, the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, owned and leased 19 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership and San Antonio #849 Joint Venture earned $446,065 and $481,213, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to the sales of several of the Partnership's Properties during 2001. The decrease in rental and earned income during the quarter ended March 31, 2002 was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana.

         During the quarters ended March 31, 2002 and 2001, the Partnership earned $8,383 and $58,509, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002 was primarily due to a decrease in the average cash balance due to the reinvestment of sales proceeds in additional Properties during 2001.

         During the quarters ended March 31, 2002 and 2001, the Partnership owned and leased twelve and ten Properties, respectively, indirectly through joint venture arrangements, and owned four Properties indirectly with affiliates of the general partners as tenants-in-common for each of the quarters ended March 31, 2002 and 2001. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $155,988 and $162,637, respectively, attributable to net income earned by these unconsolidated joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002 was partially offset by the fact that the Partnership invested in two joint venture arrangements, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture in April and August 2001, respectively, with affiliates of the general partners.

         Operating expenses, including depreciation expense, were $156,491 and $210,994 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to the Partnership incurring less depreciation expense during 2002 as a result of the sale of several Properties in 2001. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was also partially attributable to a decrease in the state tax expense incurred by the Partnership relating to a state in which the Partnership conducts business.

         In connection with the sale of its Property in Florence, South Carolina, in August 1995, the Partnership recognized a gain of $122,996 during the quarter ended March 31, 2001. The Partnership recorded the sale of the Property using the installment sales method, in accordance with the Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." As such, the gain on the sale was deferred, and was recognized as income proportionally as payments under the mortgage note were collected. The gain recognized, during 2001 was due to the fact that during the quarter ended March 31, 2001, the Partnership collected the outstanding balance of the mortgage note collaterized by this Property. No Properties were sold during the quarter ended March 31, 2002.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001 through March 31, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

                 (b)     Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of May, 2002


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