Form 10-Q
period 2002-06-30
CNL INCOME FUND VII LTD
filed 2002-08-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2963871
----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                -----------------------------


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



                                                                         Page

Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                               1

                   Condensed Statements of Income                         2

                   Condensed Statements of Partners' Capital              3

                   Condensed Statements of Cash Flows                     4

                   Notes to Condensed Financial Statements                5-7

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    8-10

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                            11

Part II.

         Other Information                                                12

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $  11,221,504           $  11,333,419
   Net investment in direct financing leases                                     2,400,298               2,452,964
   Investment in joint ventures                                                  8,904,674               8,212,208
   Mortgage and other notes receivable                                             104,646                 104,717
   Cash and cash equivalents                                                       895,212               1,747,363
   Receivables                                                                         569                  74,097
   Due from related parties                                                          1,968                  12,968
   Accrued rental income                                                         1,051,854               1,058,589
   Other assets                                                                     86,376                  76,895
                                                                         ------------------     -------------------

                                                                             $  24,667,101           $  25,073,220
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                            $     4,328            $     12,306
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           15,822                  21,837
   Rents paid in advance and deposits                                                   --                  25,716
                                                                         ------------------     -------------------
       Total liabilities                                                           695,150                 734,859

   Minority interest                                                               140,442                 141,790

   Partners' capital                                                            23,831,509              24,196,571
                                                                         ------------------     -------------------

                                                                             $  24,667,101           $  25,073,220
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                       Quarter Ended                   Six Months Ended
                                                                          June 30,                         June 30,
                                                                   2002              2001           2002             2001
                                                               -------------     -------------  --------------  ---------------
Revenues:
    Rental income from operating leases                           $ 338,000         $ 389,023      $  710,389       $  793,013
    Earned income from direct financing leases                       73,851            76,879         148,505          154,467
    Interest and other income                                        14,762            30,257          23,145           88,766
                                                               -------------     -------------  --------------  ---------------
                                                                    426,613           496,159         882,039        1,036,246
                                                               -------------     -------------  --------------  ---------------

Expenses:
    General operating and administrative                             60,508            73,190         133,397          185,143
    Property expenses                                                 8,795            27,989          13,963           32,243
    State and other taxes                                             6,970               479          29,446           31,888
    Depreciation                                                     55,957            62,715         111,915          126,093
    Provision for write-down of assets                                   --           279,862              --          279,862
                                                               -------------     -------------  --------------  ---------------
                                                                    132,230           444,235         288,721          655,229
                                                               -------------     -------------  --------------  ---------------

Income Before Gain on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                        294,383            51,924         593,318          381,017

Gain on Sale of Assets                                                   --                --              --          122,996

Minority Interest in Income of Consolidated
    Joint Venture                                                    (4,682 )          (4,485 )        (9,245 )         (9,171 )

Equity in Earnings of Unconsolidated Joint Ventures                 244,877           176,240         400,865          338,877
                                                               -------------     -------------  --------------  ---------------

Net Income                                                        $ 534,578         $ 223,679      $  984,938       $  833,719
                                                               =============     =============  ==============  ===============

Net Income Per Limited Partner Unit                               $   0.018         $   0.008       $   0.033        $   0.028
                                                               =============     =============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                            30,000,000        30,000,000      30,000,000       30,000,000
                                                               =============     =============  ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Six Months Ended          Year Ended
                                                                            June 30,             December 31,
                                                                              2002                   2001
                                                                       --------------------    ------------------
General partners:
    Beginning balance                                                        $     230,931          $    230,931
    Net income                                                                          --                    --
                                                                       --------------------    ------------------
                                                                                   230,931               230,931
                                                                       --------------------    ------------------

Limited partners:
    Beginning balance                                                           23,965,640            24,450,070
    Net income                                                                     984,938             2,215,570
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                                      (1,350,000 )          (2,700,000 )
                                                                       --------------------    ------------------
                                                                                23,600,578            23,965,640
                                                                       --------------------    ------------------

Total partners' capital                                                     $   23,831,509         $  24,196,571
                                                                       ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2002               2001
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 1,312,001        $ 1,320,260
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                                  (933,447 )         (743,670 )
       Return of capital from joint venture                                          129,888                 --
       Decrease in restricted cash                                                        --          1,503,682
       Additions to land and buildings on operating
          leases                                                                          --         (1,495,699 )
       Collections on mortgage note receivable                                            --          1,101,865
                                                                               --------------    ---------------
          Net cash (used in) provided by investing activities                       (803,559 )          366,178
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,350,000 )       (1,350,000 )
       Distributions to holder of minority interest                                  (10,593 )          (10,204 )
                                                                               --------------    ---------------
          Net cash used in financing activities                                   (1,360,593 )       (1,360,204 )
                                                                               --------------    ---------------

Net (Decrease) Increase in Cash and Cash Equivalents                                (852,151 )          326,234

Cash and Cash Equivalents at Beginning of Period                                   1,747,363          1,454,025
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $  895,212        $ 1,780,259
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                  $  675,000         $  675,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:

         In May 2002, Mansfield Joint Venture, in which the Partnership owns a 79% interest, entered into negotiations with an unrelated third party to sell the property in Mansfield, Texas. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation and accrued rental income upon identifying the property for sale. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain of $448,300. In addition, in June 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan to the tenant for a sales price of
         $725,000 and received net sales proceeds of approximately $722,600 resulting in a loss of $189,800. The Partnership received $129,888 as a return of capital from the net sales proceeds. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 4). The financial results for these properties are reflected as Discontinued Operations in the condensed financial information presented below.

         In addition, in June 2002, the Partnership used a portion of the net sales proceeds from the 2001 sale of its properties in Saddlebrook, Gainesville and Daytona Beach, Florida to enter into a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund XVI, Ltd., an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 4). As of June 30, 2002, the Partnership had contributed approximately $792,900 for a 79% interest in the profits and losses of the joint venture.

         As of June 30, 2002, CNL Restaurant Investments II owns and leases five properties to operators of national fast-food restaurants or family-style restaurants. Des Moines Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, Pittsburgh Joint Venture, CNL VII & XVII Joint Venture, CNL VII & XV Joint Venture and Arlington Joint Venture each own and lease one property to operators of national fast-food restaurants or family-style restaurants. In addition, the Partnership and affiliates, in four separate tenancy in common arrangements, each own and lease one property to national fast-food or family-style restaurants.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common with affiliates at:

                                                            June 30,             December 31,
                                                              2002                  2001
                                                         -----------------     ----------------
           Land and buildings on operating leases, net     $  18,393,758         $  16,405,484
           Net investment in direct financing lease            1,755,113             1,765,740
           Real estate held for sale                             742,130             2,443,638
           Cash                                                   35,183                62,669
           Restricted cash                                        60,265                    --
           Receivables                                             4,500               241,628
           Accrued rental income                                 431,412               355,752
           Other assets                                              124                 1,471
           Liabilities                                           146,745               256,902
           Partners' capital                                  21,275,740            21,019,480

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

                                                            Quarter Ended June 30,         Six Months Ended June 30,
                                                             2002            2001          2002             2001
                                                          ------------  ------------    ------------    -------------
           Revenues                                         $ 476,335       $ 435,050     $ 957,823        $ 883,029
           Expenses                                           (41,531 )       (30,665 )    (164,908 )       (112,913 )
                                                         -------------    ------------  ------------    -------------
               Income from continuing operations              434,804         404,385       792,915          770,116
                                                         -------------    ------------  ------------    -------------
           Discontinued operations:
               Revenues                                        65,626          92,121       143,105          170,305
               Expenses                                        (6,993 )       (18,312 )     (26,560 )        (36,257 )
               Gain on disposal of assets                     258,505              --       258,505               --
                                                         -------------    ------------  ------------    -------------
                                                              317,138          73,809       375,050          134,048
                                                         -------------    ------------  ------------    -------------

           Net Income                                       $ 751,942       $ 478,194    $1,167,965        $ 904,164
                                                         =============    ============  ============    =============

         The Partnership recognized income totaling $400,865 and $338,877 during the six months ended June 30, 2002 and 2001, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $244,877 and $176,240 was earned during the quarters ended June 30, 2002 and 2001, respectively.

4.       Related Party Transactions:

         In June 2002, the Partnership and CNL Income Fund XVI, Ltd. through a joint venture arrangement, CNL Arlington Joint Venture, acquired a property, in Arlington, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,003,600 (see Note 3). In addition, in June 2002, CNL Restaurant Investments II acquired a property in Dallas, Texas from CNL Funding 2001-A, LP for a purchase price of approximately $1,147,400 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the joint ventures. The purchase price paid by the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 21 Properties directly and owned 16 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 19 Properties directly and owned 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,312,001 and $1,320,260 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In August 2001, the Partnership entered into a joint venture arrangement, CNL VII & XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant Property. During the six months ended June 30, 2002, the Partnership contributed approximately $76,700 to the joint venture to pay for construction costs. Construction of the restaurant was completed in February 2002 and, as of June 30, 2002 the Partnership owned a 68.75% interest in the profits and losses of the joint venture.

         During the six months ended June 30, 2002, the Partnership used the proceeds from the sale of several of its Properties in 2001 to enter into a joint venture arrangement, CNL Arlington Joint Venture, with CNL Income Fund XVI, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a Property in Arlington, Texas at an approximate cost of $1,003,600. In addition, in June 2002, CNL Restaurants Investments II, in which the Partnership owns an 18% interest, sold its Property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain of $448,300. The joint venture used the proceeds from this sale to acquire a Property in Dallas, Texas at an approximate cost of $1,147,400. The joint ventures acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. The purchase price paid by the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties including closing costs. The transaction relating to the sale of the Property in Columbus, Ohio and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In June 2002, CNL Restaurant Investments II also sold its Property in Pontiac, Michigan to the tenant for a sales price of $725,000 and received net sales proceeds of approximately $772,600. The sale resulted in a loss to the joint venture of approximately $129,800. As of June 30, 2002 the Partnership received $129,888, representing its pro rata share of the net sales proceeds as a return of capital.

         Currently, rental income from the Partnership's Properties, any net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to acquire additional Properties, pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $895,212 invested in such short-term investments, as compared to $1,747,363 at December 31, 2001. The decrease in cash and cash equivalents at June 30, 2002 was primarily a result of the Partnership investing the proceeds from Properties sold in 2001 in CNL Arlington Joint Venture and contributing amounts to pay construction costs related to CNL VII & XV Columbus Joint Venture. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 2002 and 2001 ($675,000 for each applicable quarter). This represents distributions for each of the applicable six months of $0.045 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $695,150 at June 30, 2002, as compared to $734,859 at December 31, 2001. The decrease in liabilities was primarily a result of a decrease in accounts payable, amounts due to related parties and rents paid in advance and deposits at June 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues for the Partnership and San Antonio #849 Joint Venture were $858,894 for the six months ended June 30, 2002, as compared to $947,480 in the comparable period of 2001, of which $411,851 and $465,902 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues for the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to the sales of several of the Partnership's Properties during 2001. The decrease in rental revenues during the quarter and six months ended June 30, 2002 was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $23,145 and $88,766, respectively, in interest and other income of which $14,762 and $30,257 were earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2002 was primarily due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds in additional Properties through joint venture arrangements during 2002 and due to a decline in interest rates.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $400,865 and $338,877, respectively, attributable to net income earned by unconsolidated joint ventures, $244,877 and $176,240 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that in June 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan to the tenant. The Partnership recorded its pro-rata share of the gains resulting from the sales of these Properties. The increase was also attributable to earnings received from the new joint venture arrangements with affiliates of the general partners, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture acquired in April and August 2001, respectively, and Arlington Joint Venture acquired in June 2002. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002 was partially offset by the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter and six months ended June 30, 2002.

         In May 2002, Mansfield Joint Venture, in which the Partnership owns a 79% interest, entered into negotiations with an unrelated third party to sell the Property in Mansfield, Texas, as described below.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $288,721 and $655,229 for the six months ended June 30, 2002 and 2001, respectively, of which $132,230 and $444,235 was incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the six months ended 2001, as compared to the same period of 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $279,862 for the Property in Saddlebrook, Florida in June 2001. The tenant ceased restaurant operations and vacated the Property. The provision represented the difference between the carrying value of the Property and its fair value at June 30, 2001. In addition, the Partnership incurred expenses such as repairs and maintenance and real estate taxes during 2001 in connection with this Property. The Partnership sold this Property in December 2001.

         The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to the Partnership incurring less depreciation expense during 2002 as a result of the sale of several Properties in 2001.

         In connection with the sale of its Property in Florence, South Carolina, in August 1995, the Partnership recognized a gain of $122,996 during the six months ended June 30, 2001. The Partnership recorded the sale of the Property using the installment sales method. As such, the gain on the sale was deferred, and was recognized as income proportionally as payments under the mortgage note were collected. The gain recognized, during 2001 was due to the fact that during the six months ended June 30, 2001, the Partnership collected the outstanding balance of the mortgage note collaterized by this Property.

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

         In May 2002, Mansfield Joint Venture, in which the Partnership owns a 79% interest, entered into negotiations with an unrelated third party to sell the Property in Mansfield, Texas. The joint venture expects to use the proceeds from the sale to reinvest in an additional Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the joint venture classified the assets relating to this Property from land and building on operating leases and accrued rental income to real estate held for sale. The Property in Mansfield, Texas was recorded at the lower of its carrying amount or fair value less cost to sell. During the quarter and six months ended June 30, 2002, the joint venture suspended the recording of depreciation and accrued rental income upon identifying the Property for sale.

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest sold its Property in Columbus, Ohio to the tenant for approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain of approximately $448,300. In addition, in June 2002, CNL Restaurant Investments II also sold its Property in Pontiac, Michigan to the tenant for $725,000 and received net sales proceeds of approximately $722,600 resulting in a loss of approximately $189,800. The joint ventures recognized rental income (rental revenues less Property related expenses) of $116,545 and $134,048 during the six months ended June 30, 2002 and 2001, respectively, of which $58,633 and $73,809 was earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included as equity in earnings of joint ventures in the accompanying financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001 through June 30, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                   (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of June, 2002


                                            CNL INCOME FUND VII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 9, 2002                      /s/ James M. Seneff, Jr.
      ---------------------                -----------------------------
                                           Name:  James M. Seneff, Jr.
                                           Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   August 9, 2002                   /s/ Robert A. Bourne
      ---------------------              ----------------------------------
                                         Name:  Robert A. Bourne
                                         Title: President and Treasurer

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

           10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)