Form 10-Q
period 2002-09-30
CNL INCOME FUND VII LTD
filed 2002-11-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-2963871
-----------------------------------              ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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



                                                                         Page

Part I.

         Item 1.  Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-7

         Item 2.  Management's Discussion and Analysis of Financia
                      Condition and Results of Operations                 8-11

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                         11

         Item 4.  Controls and Procedures                                 11

Part II.

         Other Information                                                12-13

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $  11,165,545           $  11,333,419
   Net investment in direct financing leases                                     2,372,710               2,452,964
   Investment in joint ventures                                                  9,161,609               8,212,208
   Mortgage and other notes receivable                                             104,646                 104,717
   Cash and cash equivalents                                                       822,816               1,747,363
   Receivables                                                                          --                  74,097
   Due from related parties                                                             --                  12,968
   Accrued rental income                                                         1,048,460               1,058,589
   Other assets                                                                     82,009                  76,895
                                                                         ------------------     -------------------

                                                                             $  24,757,795           $  25,073,220
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                            $     6,737            $     12,306
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           22,244                  21,837
   Rents paid in advance and deposits                                                   --                  25,716
                                                                         ------------------     -------------------
       Total liabilities                                                           703,981                 734,859

   Minority interest                                                               139,618                 141,790

   Partners' capital                                                            23,914,196              24,196,571
                                                                         ------------------     -------------------

                                                                             $  24,757,795           $  25,073,220
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                       Quarter Ended                  Nine Months Ended
                                                                       September 30,                    September 30,
                                                                   2002              2001           2002             2001
                                                               -------------     -------------  --------------  ---------------
Revenues:
    Rental income from operating leases                           $ 409,378         $ 389,158     $ 1,119,767      $ 1,182,171
    Earned income from direct financing leases                       72,998            76,147         221,503          230,614
    Interest and other income                                         4,275             5,845          27,420           94,611
                                                               -------------     -------------  --------------  ---------------
                                                                    486,651           471,150       1,368,690        1,507,396
                                                               -------------     -------------  --------------  ---------------

Expenses:
    General operating and administrative                             54,815            41,297         188,212          226,187
    Property expenses                                                39,943            10,454          53,906           42,950
    State and other taxes                                                --                --          29,446           31,888
    Depreciation                                                     55,959            61,401         167,874          187,494
    Provision for write-down of assets                                   --                --              --          279,862
                                                               -------------     -------------  --------------  ---------------
                                                                    150,717           113,152         439,438          768,381
                                                               -------------     -------------  --------------  ---------------

Income Before Gain on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                        335,934           357,998         929,252          739,015

Gain on Sale of Assets                                                   --                --              --          122,996

Minority Interest in Income of Consolidated
    Joint Venture                                                    (4,646 )          (4,652 )       (13,891 )        (13,823 )

Equity in Earnings of Unconsolidated Joint Ventures                 426,399           185,282         827,264          524,159
                                                               -------------     -------------  --------------  ---------------

Net Income                                                        $ 757,687         $ 538,628     $ 1,742,625      $ 1,372,347
                                                               =============     =============  ==============  ===============

Net Income Per Limited Partner Unit                               $   0.025         $   0.018       $   0.058        $   0.046
                                                               =============     =============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                            30,000,000        30,000,000      30,000,000       30,000,000
                                                               =============     =============  ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Nine Months Ended          Year Ended
                                                                         September 30,           December 31,
                                                                              2002                   2001
                                                                      ---------------------    ------------------
General partners:
    Beginning balance                                                        $     230,931          $    230,931
    Net income                                                                          --                    --
                                                                      ---------------------    ------------------
                                                                                   230,931               230,931
                                                                      ---------------------    ------------------

Limited partners:
    Beginning balance                                                           23,965,640            24,450,070
    Net income                                                                   1,742,625             2,215,570
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively)                                      (2,025,000 )          (2,700,000 )
                                                                      ---------------------    ------------------
                                                                                23,683,265            23,965,640
                                                                      ---------------------    ------------------

Total partners' capital                                                    $    23,914,196         $  24,196,571
                                                                      =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2002               2001
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 1,921,428        $ 1,879,357
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Increase in restricted cash                                                        --          1,503,682
       Collections on mortgage note receivable                                            --          1,101,865
       Additions to land and buildings on operating leases                                --         (1,495,699 )
       Investment in joint venture                                                  (934,800 )       (1,296,995 )
       Return of capital from joint venture                                          129,888                 --
                                                                               --------------    ---------------
          Net cash used in investing activities                                     (804,912 )         (187,147 )
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (2,025,000 )       (2,025,000 )
       Distributions to holder of minority interest                                  (16,063 )          (15,525 )
                                                                               --------------    ---------------
          Net cash used in financing activities                                   (2,041,063 )       (2,040,525 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (924,547 )         (348,315 )

Cash and Cash Equivalents at Beginning of Period                                   1,747,363          1,454,025
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $  822,816        $ 1,105,710
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:

         In June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns an 18% interest, sold its property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain of $448,300. In addition, in June 2002, CNL Restaurant Investments II Joint Venture sold its property in Pontiac, Michigan to the tenant for a sales price of $725,000 and received net sales proceeds of approximately $722,600, resulting in a loss of $189,800. The Partnership received $129,888 as a return of capital from the net sales proceeds, and used approximately $63,900 to pay an additional contribution to CNL Mansfield Joint Venture. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 4). The financial results for these properties are reflected as Discontinued Operations in the condensed financial information presented below.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

         In addition, in June 2002, the Partnership used a portion of the net sales proceeds from the 2001 sale of its properties in Saddlebrook, Gainesville and Daytona Beach, Florida to enter into a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund XVI, Ltd., an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 4). As of September 30, 2002, the Partnership had contributed approximately $792,900 for a 79% interest in the profits and losses of the joint venture.

         In May 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 79% interest, entered into negotiations with the tenant to sell the property in Mansfield, Texas. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation and accrued rental income upon identifying the property as held for sale. In August 2002, the joint venture sold the property to the tenant for a sales price of $1,045,000 and received net sales proceeds of approximately $1,011,500, resulting in a gain of approximately $269,800. The joint venture used the proceeds from the sale of the property in Mansfield, Texas and an additional contribution of approximately $63,900 received from the Partnership, as described above, to acquire a property in Arlington, Texas from CNL Net Lease Investors, L.P., at an approximate cost of $1,089,900. CNL Net Lease Investors, L.P. is an affiliate of the general partners (see Note 4). The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         As of September 30, 2002, CNL Restaurant Investments II Joint Venture owns and leases five properties to operators of national fast-food or family-style restaurants. Des Moines Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture, CNL VII, XV Columbus Joint Venture and Arlington Joint Venture each own and lease one property to operators of national fast-food or family-style restaurants. In addition, the Partnership and affiliates, in four separate tenancy in common arrangements, each own and lease one property to national fast-food or family-style restaurants.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common with affiliates at:

                                                                           September 30,           December 31,
                                                                                2002                  2001
                                                                          ------------------     ----------------
           Land and buildings on operating leases, net                       $  19,380,097         $  16,405,484
           Net investment in direct financing lease                              1,749,558             1,765,740
           Real estate held for sale                                                    --             2,443,638
           Cash                                                                    137,058                62,669
           Receivables                                                               1,816               146,025
           Accrued rental income                                                   404,718               355,752
           Other assets                                                                124                 1,471
           Liabilities                                                             133,283               256,902
           Partners' capital                                                    21,540,088            20,923,877

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

                                                             Quarter Ended                Nine Months Ended
                                                             September 30,                  September 30,
                                                         2002             2001          2002            2001
         `                                            -------------  ------------   -------------    -------------
         Revenues                                       $ 668,519        $ 434,680    $1,689,271      $1,395,140
         Expenses                                        (106,187 )        (71,183 )    (334,605 )      (247,341 )
         Provision for write-down of assets               (65,755 )             --       (65,755 )            --
                                                     -------------    -------------  ------------   -------------
             Income from continuing operations            496,577          363,497     1,288,911       1,147,799
                                                     -------------    -------------  ------------   -------------
         Discontinued operations:
             Revenues                                      22,889           78,379       166,000         234,498
             Expenses                                          --          (18,225 )     (25,973 )       (54,482 )
             Gain on disposal of assets                   269,791               --       528,296              --
                                                     -------------    -------------  ------------   -------------
                                                          292,680           60,154       668,323         180,016
                                                     -------------    -------------  ------------   -------------

         Net Income                                     $ 789,257        $ 423,651    $1,957,234      $1,327,815
                                                     =============    =============  ============   =============

         The Partnership recognized income totaling $827,264 and $524,159 during the nine months ended September 30, 2002 and 2001, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $426,399 and $185,282 was earned during the quarters ended September 30, 2002 and 2001, respectively.

4.       Related Party Transactions:

         In June 2002, the Partnership and CNL Income Fund XVI, Ltd. through a joint venture arrangement, Arlington Joint Venture, acquired a property, in Arlington, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,003,600 (see Note 3). In addition, in June 2002, CNL Restaurant Investments II Joint Venture acquired a property in Dallas, Texas from CNL Funding 2001-A, LP for a purchase price of approximately $1,147,400 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the joint ventures. The purchase price paid by the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         In September 2002, CNL Mansfield Joint Venture acquired a property in Arlington, Texas from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $1,089,900. During 2002, and prior to the joint venture's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The joint venture acquired the property in Arlington, Texas at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 22 Properties directly and owned 16 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 18 Properties directly and owned 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $1,921,428 and $1,879,357 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In August 2001, the Partnership entered into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant Property. During the nine months ended September 30, 2002, the Partnership contributed approximately $76,700 to the joint venture to pay for construction costs. Construction of the restaurant was completed in February 2002 and, as of September 30, 2002 the Partnership owned a 68.75% interest in the profits and losses of the joint venture.

         During the nine months ended September 30, 2002, the Partnership used the proceeds from the sale of several of its Properties in 2001 to enter into a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund XVI, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a Property in Arlington, Texas at an approximate cost of $1,003,600. In addition, in June 2002, CNL Restaurants Investments II Joint Venture, in which the Partnership owns an 18% interest, sold its Property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain of $448,300. The joint venture used the proceeds from this sale to acquire a Property in Dallas, Texas at an approximate cost of $1,147,400. The joint ventures acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. The purchase price paid by the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The transaction relating to the sale of the Property in Columbus, Ohio and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In June 2002, CNL Restaurant Investments II Joint Venture also sold its Property in Pontiac, Michigan to the tenant for a sales price of $725,000 and received net sales proceeds of approximately $722,600. The sale resulted in a loss to the joint venture of approximately $189,800. As of September 30, 2002 the Partnership received $129,888, representing its pro rata share of the net sales proceeds as a return of capital.

         In August 2002, CNL Mansfield Joint Venture sold its property in Mansfield, Texas to the tenant for a sales price of $1,045,000 and received net sales proceeds of approximately $1,011,500 resulting in a gain of approximately $296,800. In September 2002, CNL Mansfield Joint Venture used the proceeds from the sale of the Property and an additional contribution of approximately $63,900 received from the Partnership to acquire a Property in Arlington, Texas from CNL Net Lease Investors, L.P. ("NLI"), a California Limited Partnership, at an approximate cost of $1,089,900. The sale of the Property and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the general partners), resulting from the sale. During 2002, and prior to the joint venture's acquisition of this Property, CNL Financial LP Holding, LP ("CFN"), a Delaware limited partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The joint venture acquired the Property in Arlington, Texas at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's general partners.

         Currently, rental income from the Partnership's Properties, any net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to acquire additional Properties, pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $822,816 invested in such short-term investments, as compared to $1,747,363 at December 31, 2001. The decrease in cash and cash equivalents at September 30, 2002 was primarily a result of the Partnership investing the proceeds from Properties sold in 2001 in Arlington Joint Venture, contributing amounts to pay construction costs related to CNL VII, XV Columbus Joint Venture and contributing amounts toward the Property acquired by CNL Mansfield Joint Venture. The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $703,981 at September 30, 2002, as compared to $734,859 at December 31, 2001. The decrease in liabilities was primarily a result of a decrease in accounts payable and rents paid in advance and deposits at September 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 2002 and 2001 ($675,000 for each applicable quarter). This represents distributions for each of the applicable nine months of $0.068 per unit ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues for the Partnership and its consolidated joint venture, San Antonio #849 Joint Venture, were $1,336,419 for the nine months ended September 30, 2002, as compared to $1,408,994 in the comparable period of 2001, of which $444,819 and $463,846 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues for the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily due to the sales of several of the Partnership's Properties during 2001. The decrease in rental revenues during the quarter and nine months ended September 30, 2002 was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana. The increase in rental revenues in the current quarter is the result of a reclassification of a rental allowance granted to a tenant in the previous quarter for Property renovations, as described below.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $27,420 and $94,611, respectively, in interest and other income of which $4,275 and $5,845 were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2002 was primarily due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds in additional Properties through joint venture arrangements during 2002 as well as a decline in interest rates.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $827,264 and $524,159, respectively, attributable to net income earned by unconsolidated joint ventures, $426,399 and $185,282 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that in June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns an 18% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan to the tenant. The Partnership recorded its pro-rata share of the gains resulting from the sales of these Properties. The increase was also attributable to earnings received from the new joint venture arrangements with affiliates of the general partners, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture acquired in April and August 2001, respectively, and Arlington Joint Venture acquired in June 2002. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2002 was partially offset by the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. During the second quarter of 2002, the tenant began making rental payments to the joint venture and the joint venture recognized these amounts as rental revenues. In addition, during the quarter and nine months ended September 30, 2002, the joint venture recorded a provision for write-down of assets of approximately $65,800 consisting of the accumulated accrued rental income balance relating to the Property.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $439,438 and $768,381 for the nine months ended
September 30, 2002 and 2001, respectively, of which $150,717 and $113,152 was incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the nine months ended 2001, as compared to the same period of 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $279,862 for the Property in Saddlebrook, Florida in June 2001. The tenant ceased restaurant operations and vacated the Property. The provision represented the difference between the carrying value of the Property and its fair value at June 30, 2001. In addition, the Partnership incurred expenses such as repairs and maintenance and real estate taxes during 2001 in connection with this Property. The Partnership sold this Property in December 2001.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership elected to reimburse the tenant of the Properties in El Paso, Harlingen, and Odessa, Texas for certain renovation costs.

         The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to the Partnership incurring less depreciation expense during 2002 as a result of the sale of several Properties in 2001.

         In connection with the sale of its Property in Florence, South Carolina, in August 1995, the Partnership recognized a gain of $122,996 during the nine months ended September 30, 2001. The Partnership recorded the sale of the Property using the installment sales method. As such, the gain on the sale was deferred, and was recognized as income proportionally as payments under the mortgage note were collected. The gain recognized during 2001 was due to the fact that during the nine months ended September 30, 2001, the Partnership collected the outstanding balance of the mortgage note collaterized by this Property.

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

         During the nine months ended September 30, 2002, CNL Restaurant Investments II Joint Venture and CNL Mansfield Joint Venture identified and sold three Properties that each met the criteria of this standard. The financial results of these Properties are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenants exercised their option to purchase the Properties under the terms of their respective leases and the proceeds from the sales were reinvested in additional income producing Properties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001 through September 30, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                   99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of November, 2002


                                            CNL INCOME FUND VII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  -----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  -----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VII, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/s/ James M. Seneff, Jr.
------------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VII, Ltd. (the "registrant") certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


/s/ Robert A. Bourne
-----------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)    Exhibits

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

                 10.5 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                         Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)

                 10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                 99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2