Form 10-K
period 2002-12-31
CNL INCOME FUND VII LTD
filed 2003-03-31
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-19140

                            CNL INCOME FUND VII, LTD.
             (Exact name of registrant as specified in its charter)

          Florida                                         59-2963871
 (State or other jurisdiction o             (I.R.S. Employer Identification No.)
  incorporation or organization)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes____ No X - -----

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

         As of December 31, 1999, the Partnership owned 27 Properties directly and held interests in 13 Properties through joint venture or tenancy in common arrangements. During the year ended December 31, 2000, the Partnership sold its Property in Pueblo, Colorado and reinvested the net sales proceeds as tenants-in-common, with affiliates of the General Partners, to purchase and hold one restaurant Property in Colorado Springs, Colorado. The Partnership also liquidated Halls Joint Venture and used the pro rata share of the liquidation proceeds it received to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, to purchase and hold one restaurant Property. In addition, during 2000, the Partnership sold its three Properties in Jacksonville, Florida; one Property in Lake City, Florida; one Property in Brunswick, Georgia and one Property in Friendswood, Texas. In addition, during 2000, the Partnership purchased an additional interest in Duluth Joint Venture from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd., affiliates of the General Partners. During the year ended December 31, 2001, the Partnership purchased an additional interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., an affiliate of the General Partners. During 2001, the Partnership reinvested the net sales proceeds from the sale of three of its Properties (two in Jacksonville, Florida and one in Lake City, Florida) in a Property in Baton Rouge, Louisiana that was acquired from CNL Funding 2001-A, LP, an affiliate of the General Partners. The Partnership also used the proceeds from the sale of the Property in Friendswood, Texas and the proceeds from the promissory note related to the 1995 sale of the Property in Florence, South Carolina to invest in CNL VII & XVII Lincoln Joint Venture with an affiliate of the General Partners to purchase and hold one restaurant Property and used the remaining proceeds from the promissory note to invest in CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners to construct and hold one restaurant Property. In addition, during 2001, the Partnership sold its
Properties in Daytona Beach, Gainesville, and Saddlebrook, Florida. In connection with the sale of the Property in Daytona Beach, Florida, the Partnership accepted a promissory note in the principal sum of $103,581. During 2002, the Partnership collected the outstanding principal balance in full.

         During the year ended December 31, 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its Property in Columbus, Ohio and used the proceeds from the sale to acquire a Property in Dallas, Texas. In addition, during 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership used a portion of the return of capital for its pro-rata share of the net sales proceeds relating to this Property to make an additional contribution of approximately $63,900 to CNL Mansfield Joint Venture. In 2002, the Partnership also used a portion of the net sales proceeds from the 2001 sale of its properties in Saddlebrook, Gainesville and Daytona Beach, Florida to enter into a joint venture arrangement, Arlington Joint Venture, with an affiliate of the General Partners, to hold one restaurant property. Also during 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 79% interest, sold its Property in Mansfield, Texas and reinvested the proceeds in a Property in Arlington, Texas.

         As of December 31, 2002, the Partnership owned 18 Properties directly and held interests in 17 Properties indirectly through joint venture or tenancy in common arrangements. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from six to 20 years (the average being 16 years), and expire between 2004 and 2022. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,000 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally ranging from the sixth to the eleventh lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 35 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the Partnership reinvested the net sales proceeds it received from the 2001 sale of the Property in Gainesville, Florida and an a portion of the net sales proceeds from the sale of the Property in Saddlebrook, Florida in a joint venture Property in Dallas, Texas owned by CNL Restaurant Investments II. The Partnership also reinvested the remaining portion of the net sales proceeds from the 2001 sale of the Property in Saddlebrook, Florida and a portion of the net sales proceeds from the sale of the joint venture Property in Columbus, Ohio, owned by CNL Restaurant Investments II in a joint venture Property in Arlington, Texas owned by Arlington Joint Venture.

         In addition, during 2002, CNL Mansfield Joint Venture reinvested the net sales proceeds from the sale of its Property in Mansfield, Texas in another Property in Arlington, Texas.

         The lease terms for these three Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2002, two lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), each contributed more than 10% of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues and mortgage interest income in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

             Entity Name             Year     Ownership                Partners                      Property

    San Antonio  #849 Joint          1990      83.30 %      Various Third Party Partners     San Antonio,TX
         Venture

    CNL Restaurant Investments II    1991       18.00%      CNL Income Fund VIII, Ltd.       Dallas, TX
                                                            CNL Income Fund IX, Ltd.         Hastings, MN
                                                                                             New Castle, IN
                                                                                             Raceland, LA
                                                                                             San Antonio, TX

    Des Moines Real Estate Joint     1992       4.79%       CNL Income Fund XI, Ltd.         Des Moines, WA
         Venture                                            CNL Income Fund XII, Ltd.

    CNL Mansfield  Joint Venture     1997       79.00%      CNL Income Fund XVII, Ltd.       Arlington, TX

    CNL Income Fund II,  Ltd. and    1997       53.00%      CNL Income Fund II, Ltd.         Smithfield, NC
         CNL Income Fund VII,
         Ltd., Tenants in Common

    CNL Income Fund III, Ltd.,       1997       35.64%      CNL Income Fund III, Ltd.        Miami, FL
         CNL Income Fund VII,                               CNL Income Fund X, Ltd.
         Ltd., CNL Income Fund X,                           CNL Income Fund XIII, Ltd.
         Ltd. and CNL Income Fund
         XIII, Ltd., Tenants in
         Common






    CNL Income Fund VII, Ltd.,       1999       71.00%      CNL Income Fund  IX, Ltd.        Montgomery, AL
         and CNL Income Fund IX,
         Ltd., Tenants in Common

    Duluth Joint Venture             1999       56.00%      CNL Income Fund XIV, Ltd.        Duluth, GA

    TGIF Pittsburgh Joint Venture    2000       36.88%      CNL Income Fund XV, Ltd.         Homestead, PA
                                                            CNL Income Fund XVI, Ltd.
                                                            CNL Income Fund XVIII, Ltd.

    CNL Income Fund VII, Ltd. and    2000       43.00%      CNL Income Fund XII, Ltd.        Colorado Springs, CO
         CNL Income Fund XII,
         Ltd., Tenants in Common

    CNL VII & XVII Lincoln Joint     2001       14.00%      CNL Income Fund XVII, Ltd.       Lincoln, NE
         Venture

    CNL VII, XV Columbus Joint       2001       68.75%      CNL Income Fund XV, Ltd.         Columbus, GA
         Venture

    Arlington Joint Venture          2002       79.00%      CNL Income Fund XVI, Ltd.        Arlington, TX

         CNL Restaurant Investments II was formed to hold six Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Currently, CNL Restaurant Investments II owns five Properties because the joint venture sold a Property and distributed the net sales proceeds to the Partnership and the other co-venturers, as described below. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of San Antonio #849 Joint Venture and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         San Antonio #849 Joint Venture, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture and Duluth Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture. CNL VII & XVII Lincoln Joint Venture, CNL VII, XV Columbus Joint Venture, TGIF Pittsburgh Joint Venture and Arlington Joint Venture each have an initial term of 30 years. CNL Restaurant Investment II's joint venture agreement does not provide a fixed term, but continues in existence until terminated by any of the joint venturers.

         During 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the Property in Saddlebrook, Florida and a portion of the net sales proceeds from the sale of the joint venture Property in Columbus Ohio, owned indirectly by CNL Restaurant Investments II, in Arlington Joint Venture, to purchase and hold one Property.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, CNL Restaurant Investments II sold its Property in Columbus, Ohio and used the majority of the proceeds from the sale to acquire a property in Dallas, Texas. In addition during 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership used the return of capital for its pro-rata share of the net sales proceeds relating to this Property to make a contribution to CNL Mansfield Joint Venture to pay construction costs. During 2002, CNL Mansfield Joint Venture sold its Property in Mansfield, Texas and used the proceeds to acquire a Property in Arlington, Texas. In addition, during 2002, the Partnership used the proceeds from the sale of several Properties during 2001 to enter into a joint venture arrangement, Arlington Joint Venture, with an affiliate of the General Partners to hold one restaurant Property.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 35 Properties. Of the 35 Properties, 18 are owned by the Partnership in fee simple, 13 are owned indirectly through joint venture arrangements and four are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 20,600 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                State                       Number of Properties

                Alabama                                 1
                Arizona                                 1
                Colorado                                1
                Florida                                 3
                Georgia                                 3
                Indiana                                 1
                Louisiana                               2
                Michigan                                1
                Minnesota                               1
                Nebraska                                1
                North Carolina                          1
                Ohio                                    6
                Pennsylvania                            1
                Tennessee                               2
                Texas                                   9
                Washington                              1
                                                   -------
                TOTAL PROPERTIES                       35
                                                   =======

         Buildings. Generally, each of the Properties owned, either directly or indirectly, by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements), for federal income tax purposes was $22,539,464 and $16,104,595, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                  Number of Properties

                Bennigan's                                     1
                Burger King                                    6
                Checkers                                       1
                Chevy's Fresh Mex                              1
                Donatos Pizzeria                               1
                Golden Corral                                  6
                Hardee's                                       6
                IHOP                                           1
                Jack in the Box                                4
                KFC                                            1
                Rally's                                        1
                Roadhouse Grill                                1
                Sonny's Bar-B-Q                                1
                Taco Bell                                      1
                Taco Cabana                                    2
                TGI Friday's                                   1
                                                          -------
                TOTAL PROPERTIES                              35
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

         At December 31, 2002, 2001, 2000, 1999, and 1998, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                   2002              2001              2000               1999               1998
                               -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)             $ 2,832,401       $ 2,686,849        $ 2,801,210        $ 2,902,968         $2,879,831
Properties                               35                35                 35                 40                 40
Average Rent per
     Property                     $  80,926         $  76,767          $  80,035          $  72,574          $  71,996

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned indirectly through joint venture and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number              Annual Rental              Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       -----------------     --------------------------

              2003                        --                 $     --                      --
              2004                         1                  137,061                   4.77%
              2005                         7                  540,511                  18.81%
              2006                         1                   63,128                   2.20%
              2007                        --                       --                      --
              2008                         2                  122,134                   4.25%
              2009                        --                       --                      --
              2010                         9                  730,546                  25.42%
              2011                        --                       --                      --
              2012                         4                  299,895                  10.44%
              Thereafter                  11                  980,459                  34.11%
                                      -------       ------------------           -------------
              Total                       35             $  2,873,734                 100.00%
                                      =======       ==================           =============


         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2015) and the average minimum base annual rent is approximately $155,000 (ranging from approximately $137,100 to $186,600).

         Jack in the Box Inc. leases four Jack in the Box restaurants. The initial term of each lease is 10 to 20 years (expiring between 2010 and 2018) and the average minimum base annual rent is approximately $121,400 (ranging from approximately $101,100 to $140,900).


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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,132 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                             2002 (1)                                 2001 (1)
                               --------------------------------------    -----------------------------------
                                  High         Low         Average         High         Low        Average
                                 --------    ---------    -----------    ---------    --------    ----------

      First Quarter                 $ .79         $ .60         $  .66           (2)        (2 )         (2 )
      Second Quarter                   (2   )        (2  )          (2  )        (2)        (2 )         (2 )
      Third Quarter                   .95           .95            .95         1.00        .54          .73
      Fourth Quarter                 1.00           .60            .83          .88        .60          .82

(1) A total of $118,320 and 161,877 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2002 and 2001. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                             2002            2001            2000           1999           1998
                                         --------------  -------------- --------------- -------------- --------------

Year ended December 31:
   Continuing Operations:
      Revenues                             $ 1,886,389     $ 2,043,814     $ 2,404,733    $ 2,581,576    $ 2,655,726
      Equity in earnings of joint
         ventures                            1,027,311         717,096         456,050        429,997        311,081

   Net Income (1)                            2,343,522       2,215,570       3,221,515      2,545,690      2,466,018

   Net Income per Unit:
      Continuing operations                      0.078           0.074           0.107          0.084          0.081

   Cash distributions declared               2,700,000       2,700,000       2,700,000      2,700,000      2,700,000

   Cash distributions declared per
      Unit                                       0.090           0.090           0.090          0.090          0.090

   At December 31:
      Total assets                         $24,712,885    $ 25,073,220     $25,607,914   $ 25,146,133   $ 25,218,258
      Total partners' capital               23,840,093      24,196,571      24,681,001     24,159,486     24,313,796

(1) Net income for the years ended December 31, 2001, 2000, 1999, and 1998, includes $382,122, $878,347, $189,826, and $1,025, respectively, from gains on sale of assets.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $30,000 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2000 and 2001, the Partnership owned 20 and 18 Properties directly and held interest in 15 and 17 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 18 Properties directly and held interest in 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,648,131, $2,479,263, and $2,620,009, for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in cash from operating activities during 2002 and the decrease during 2001, each as compared to the previous year, was a result of changes in the Partnership's working capital and changes in income and expenses.

         Other significant sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         The Partnership had a mortgage note receivable relating to a sale in 1995 of a Property in Florence, South Carolina. In February 2001, the
Partnership received a balloon payment of $1,115,301 which included the outstanding principal balance and $14,419 of accrued interest. The Partnership used the majority of the net sales proceeds to acquire a Property in Lincoln, Nebraska, and a Property in Columbus, Georgia, each of which is held with affiliates of the General Partners as tenants-in-common.

         During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received approximately $460,900, representing its pro rata share of the liquidation proceeds. In June 2000, the Partnership used a portion of the net sales proceeds from the sale of the Property to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2000, the Partnership owned a 17.16% interest in the profits and losses of the joint venture. In January 2001, the Partnership acquired an additional 19.72% interest in TGIF Pittsburgh Joint Venture, from CNL Income Fund XVIII, Ltd. for an aggregate purchase price of approximately $500,000. As of December 31, 2002, the Partnership owned a 36.88% interest in the profits and losses of this joint venture.

         During 2000, the Partnership contributed approximately $969,300, to purchase land and pay for construction costs relating to Duluth Joint Venture. In October 2000, the Partnership acquired an additional 45% interest in Duluth Joint Venture from CNL Income Fund V, Ltd. and CNL Income Fund XV, Ltd. for an aggregate purchase price of approximately $610,000. As of December 31, 2002, the Partnership had a 56% interest in the profits and losses of this joint venture.

         In June 2000, the Partnership sold its Property in Pueblo, Colorado, to a third party and received net sales proceeds of $1,005,000, resulting in a gain of $97,056. In August 2000, the Partnership used the majority of the net sales proceeds to acquire an interest in a Property in Colorado Springs, Colorado, from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $2,226,134 to be held as tenants-in-common with CNL Income Fund XII, Ltd., an affiliate of the General Partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL Income Fund XII, Ltd. The purchase price paid represents the costs incurred by CNL BB Corp. to acquire and carry the Property.

         In September 2000, the Partnership sold its Property in Brunswick, Georgia, its Property in Lake City, Florida, and three Properties in Jacksonville, Florida, to separate third parties and received net sales proceeds of approximately $2,392,300, resulting in a total gain of $619,495. In January 2001, the Partnership reinvested the net sales proceeds received from the sales of two Properties in Jacksonville, Florida and the Property in Lake City, Florida in a Jack in the Box Property in Baton Rouge, Louisiana for a purchase price of approximately $1,495,700. The Partnership acquired the Property from CNL Funding 2001-A, LP, an affiliate of the General Partners. The Partnership reinvested the remaining net sales proceeds in additional joint venture Properties. A portion of the transaction relating to the sales of these Properties and the reinvestment of the net sales proceeds in additional Properties qualified as a like-kind exchange transaction for federal income tax purposes.

         In addition, in December 2000, the Partnership sold its Property in Friendswood, Texas to its tenant and received net sales proceeds of $725,000 resulting in a gain of $160,649. In April 2001, the Partnership used a portion of these proceeds and a portion of the amount collected from the promissory note accepted in connection with the 1995 sale of a Property in Florence, South Carolina, to invest in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the General Partners, to purchase and hold a Property in Lincoln, Nebraska for a total purchase price of $1,740,374. The joint venture acquired the Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid represents the costs incurred by CNL BB Corp. to acquire and carry the Property. As of December 31, 2002, the Partnership owned a 14% interest in the profits and losses of the joint venture. In addition, in August 2001, the Partnership used the other portion of the amount collected from the promissory note to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the General Partners, to purchase and construct one restaurant Property. During 2001, the Partnership contributed approximately $1,025,500 to purchase land and pay for construction costs relating to the joint venture and contributed $76,700 during 2002 to complete the construction. As of December 31, 2002, the Partnership had a 68.75% interest in the profits and losses of this joint venture.

         In November 2001, the Partnership sold its Properties in Daytona Beach and Gainesville, Florida to the tenant in accordance with the purchase option under the lease agreement and received aggregate net sales proceeds of $499,813, resulting in a gain of $184,894. In connection with the sales of the Properties, the Partnership received $396,232 in cash and accepted an uncollateralized promissory note in the amount of $103,581 related to the Property in Daytona Beach, Florida. In October 2002, the Partnership received a payment of $114,304 which included the outstanding principal balance and $10,723 of accrued interest.

         In December 2001, the Partnership sold its Property in Saddlebrook, Florida to a third party and received net sales proceeds of $698,050, resulting in a gain of $74,232. The Partnership used the net sales proceeds to invest in additional joint venture Properties.

         During 2002, the Partnership used the proceeds from the sale of several of its Properties in 2001 to enter into a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund XVI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The joint venture acquired a Property in Arlington, Texas at an approximate cost of $1,003,600. In addition, in June 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its Property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 and received net sales proceeds of approximately $1,215,700, resulting in a gain of $448,300. The joint venture used the proceeds from this sale to acquire a Property in Dallas, Texas at an approximate cost of $1,147,400. The joint ventures acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. The purchase price paid by the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties. The transaction relating to the sale of the Property in Columbus, Ohio and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In June 2002, CNL Restaurant Investments II also sold its Property in Pontiac, Michigan to the tenant for a sales price of $725,000 and received net sales proceeds of approximately $722,600. The sale resulted in a loss to the joint venture of approximately $189,800. The tenant exercised its option to purchase the Property under the terms of the lease. As of December 31, 2002 the Partnership received $129,888, representing its pro rata share of the net sales proceeds as a return of capital.

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

         Currently, rental income from the Partnership's Properties, any net sales proceeds from the sale of Properties pending reinvestment in additional Properties, and any amounts collected from the promissory notes are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in additional Properties, or make distributions to the partners. At December 31, 2002, the Partnership had $972,797 invested in such short-term investments as compared to $1,747,363 at December 31, 2001. The decrease in cash and cash equivalents was the result of the Partnership (i) investing the proceeds from Properties sold in 2001 in Arlington Joint Venture, (ii) contributing amounts to pay constructions costs related to CNL VII, XV Columbus Joint Venture and (iii) contributing amounts toward the Property acquired by CNL Mansfield Joint Venture. The decrease in cash and cash equivalents was partially offset by the collection of a promissory note in October 2002. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 2002, 2001, and 2000. This represents distributions of $0.090 per Unit for each of the years ended December 31, 2002, 2001, and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001, and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $13,151 and $21,837, respectively, to affiliates for accounting and administrative services and other amounts. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, of the Partnership were $720,696 at December 31, 2002, as compared to $713,022 at December 31, 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues for the Partnership and its consolidated joint venture were $1,780,431 for the year ended December 31, 2002 as compared to $1,866,700 during the same period of 2001. The decrease in rental revenues was primarily due to the sales of several of the Partnership's Properties during 2001 and the reinvestment of the net sales proceeds in a joint venture during 2002. As a result, net income earned by joint ventures increased in 2002 while rental revenues decreased. The decrease in rental revenues was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana.

         The Partnership also earned $74,165 in contingent rental income for the year ended December 31, 2002 as compared to $75,571 for the same period of 2001.

         During the year ended December 31, 2002 and 2001, the Partnership earned $1,027,311 and $717,096, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in net income earned by joint ventures during the year ended December 31, 2002, as compared to the same period of 2001, was primarily due to the fact that in June 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan to the tenant. The Partnership recorded its pro-rata share of the gains resulting from the sales of these Properties. The increase was also attributable to earnings received from the new joint venture arrangements with affiliates of the General Partners, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture acquired in April and August 2001, respectively, and Arlington Joint Venture acquired in June 2002. The increase in net income earned by joint ventures during the year ended December 31, 2002 was partially offset by the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. During the second quarter of 2002, the tenant began making rental payments to the joint venture and the joint venture recognized these amounts as rental revenues. In addition, during 2002, the joint venture recorded a provision for write-down of assets of approximately $65,800. The provision represented the difference between the Property's net carrying value and its estimated fair value.

         During the year ended December 31, 2002, two lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), each contributed more than 10% of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under a lease relating to six restaurants, and Jack in the Box Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation and Jack in the Box Inc., each will continue to contribute more than 10% of the Partnership's total rental revenues during 2003. In addition, during the year ended December 31, 2002, three Restaurant Chains, Golden Corral, Hardee's and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues and mortgage interest income (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $31,793 and $101,543, respectively, in interest and other income. The decrease in interest and other income during 2002 was primarily due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds in additional Properties through joint venture arrangements during 2002, the collection of the promissory note, as well as a decline in interest rates.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $551,657 for the year ended December 31, 2002 as compared to $909,120 for the same period of 2001. Operating expenses were higher during 2001 due to the fact that the Partnership recorded a provision for write-down of assets of $279,862 for the Property in Saddlebrook, Florida in June 2001. The tenant ceased restaurant operations and vacated the Property. The provision represented the difference between the carrying value of the Property and its estimated fair value at June 30, 2001. In addition, the Partnership incurred expenses such as repairs and maintenance and real estate taxes during 2001 in connection with this Property. The Partnership sold this Property in December 2001.

         The decrease in operating expenses during 2002, as compared to the same period of 2001, was partially offset by the fact that during 2002, the Partnership elected to reimburse the tenant of the Properties in El Paso, Harlingen, and Odessa, Texas for certain renovation costs.

         In addition, the decrease in operating expenses during 2002, as compared to the same period of 2001, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to the Partnership incurring less depreciation expense during 2002 as a result of the sale of several Properties in 2001.

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

         During the year ended December 31 2002, CNL Restaurant Investments II and CNL Mansfield Joint Venture identified and sold three Properties that each met the criteria of this standard. During 2002, CNL Restaurant Investments II sold its Property in Columbus, Ohio to the tenant and recognized a gain of approximately $448,300 and sold its Property in Pontiac, Michigan to the tenant resulting in a loss of approximately $189,800. CNL Mansfield Joint Venture sold its Property in Mansfield, Texas and recognized a gain of approximately
$269,800. The financial results of these Properties are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenants exercised their option to purchase the Properties under the terms of their respective leases and the proceeds from the sales were reinvested in additional income producing Properties.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues for the Partnership and its consolidated joint venture were $1,866,700 for the year ended December 31, 2001 as compared to $2,145,945 during the same period of 2000. The decrease in rental revenues during 2001, as compared to 2000, was primarily a result of the sale of several Properties, as described above. The decrease in rental revenues during 2001 was also partially due to the fact that the tenant of the Property in Saddlebrook, Florida ceased restaurant operations in April 2001. In July 2001, the Partnership and the tenant terminated the lease relating to the Property and as a result, the Partnership stopped recording rental revenue. In December 2001, the Partnership sold the Property.

         Rental revenues were lower during 2001, as compared to 2000, due to the fact that during 2000, the lease relating to the Property in Marietta, Georgia was amended to provide for rent reductions from November 2000 through October 2015. The decrease during 2001 as compared to 2000, was partially offset by the reinvestment of a portion of the net sales proceeds received during 2000 in a Property in Baton Rouge, Louisiana. However, as a result of the Partnership reinvesting in joint ventures and in Properties owned with affiliates as tenants-in-common, net income earned by unconsolidated joint ventures increased in 2001.

         The Partnership also earned $75,571 in contingent rental income for the year ended December 31, 2001 as compared to $91,842 for the same period of 2001. The decrease in contingent rental income during 2001, as compared to 2000, was primarily attributable to the sale of several Properties during 2000. The decrease during 2001 was partially offset by an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the years ended December 31, 2001 and 2000, the Partnership earned $717,096 and $456,050, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during 2001, as compared to the previous year, was primarily due to the Partnership investing in CNL VII & XVII Lincoln Joint Venture in April 2001, CNL VII, XV Columbus Joint Venture in August 2001, TGIF Pittsburgh Joint Venture, in June 2000, and Properties in Colorado Springs, Colorado and Montgomery, Alabama, with affiliates of the General Partners as tenants-in-common in August 2000 and November 1999, respectively. In addition, the increase in net income earned by unconsolidated joint ventures during 2001, as compared to 2000, was partially the result of the Partnership acquiring an additional 45% interest in Duluth Joint Venture in October 2000.

         During the years ended December 31, 2001 and 2000, the Partnership earned $101,543 and $166,946, respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to the Partnership collecting the outstanding balance of the mortgage note related to the 1995 sale of the Property in Florence, South Carolina during 2001. The decrease in interest and other income during 2001 was partially offset by an increase in interest income earned on the net sales proceeds relating to the sale of several Properties pending the reinvestment of the net sales proceeds in additional Properties.

         Operating expenses, including depreciation expense, were $909,120 for the year ended December 31, 2001 as compared to $498,933 for the same period of 2000. Operating expenses were higher in 2001 because the Partnership recorded a provision for write-down of assets of $279,862 related to the Property in Saddlebrook, Florida. The Partnership also incurred insurance and real estate tax expenses in connection with this Property.

         The increase in operating expenses during 2001, was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the increase in operating expenses during 2001, as compared to 2000, was partially due to the Partnership incurring additional state taxes in states in which the Partnership conducts business. The increase in operating expenses during 2001, as compared to 2000, was partially offset by a decrease in depreciation expense as a result of the sales of several Properties during 2001 and 2000.

         The Partnership incurred $35,134 during 2000 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating a proposed merger with APF. The merger negotiations were terminated in March 2000.

         During 2001, the Partnership collected the outstanding balance of the mortgage note relating to the 1995 sale of the Property in Florence, South Carolina. During 2001 and 2000, the Partnership recognized $122,996 and $1,147, respectively, of previously deferred gains related to the sale of this Property. The Partnership recorded the sale using the installment method, and as such, the gain was deferred and recognized as income proportionally as payments under the mortgage note were collected.

         As a result of the sales of several Properties during 2001 and 2000, the Partnership recognized gains totaling $382,122 and $878,347, respectively.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS



                                                                 Page

Report of Independent Certified Public Accountants                20
Financial Statements:
     Balance Sheets                                               21
     Statements of Income                                         22
     Statements of Partners' Capital                              23
     Statements of Cash Flows                                  24-25
     Notes to Financial Statements                             26-39

               Report of Independent Certified Public Accountants






To the Partners
CNL Income Fund VII, Ltd.

In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                              2002                  2001
                                                                         ----------------     -----------------

                                ASSETS

   Real estate properties with operating leases, net                        $ 11,109,588          $ 11,333,419
   Net investment in direct financing leases                                   2,344,317             2,452,964
   Investment in joint ventures                                                9,083,991             8,212,208
   Mortgage and other notes receivable, less deferred gain                            --               104,717
   Cash and cash equivalents                                                     972,797             1,747,363
   Receivables                                                                    68,597                74,097
   Due from related parties                                                           --                12,968
   Accrued rental income                                                       1,042,794             1,058,589
   Other assets                                                                   90,801                76,895
                                                                         ----------------     -----------------

                                                                            $ 24,712,885          $ 25,073,220
                                                                         ================     =================

                   LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $    4,551            $   12,306
   Distributions payable                                                         675,000               675,000
   Due to related parties                                                         13,151                21,837
   Rents paid in advance                                                          41,145                25,716
                                                                         ----------------     -----------------
            Total liabilities                                                    733,847               734,859

   Minority interest                                                             138,945               141,790

   Partners' capital                                                          23,840,093            24,196,571
                                                                         ----------------     -----------------

                                                                            $ 24,712,885          $ 25,073,220
                                                                         ================     =================


                See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                      2002                 2001                2000
                                                                ------------------   ------------------   ---------------

Revenues:
     Rental income from operating leases                            $   1,486,761        $   1,559,410      $  1,765,623
     Earned income from direct financing leases                           293,670              307,290           380,322
     Contingent rental income                                              74,165               75,571            91,842
     Interest and other income                                             31,793              101,543           166,946
                                                                ------------------   ------------------   ---------------
                                                                        1,886,389            2,043,814         2,404,733
                                                                ------------------   ------------------   ---------------
Expenses:
     General operating and administrative                                 237,355              273,351           173,205
     Property expenses                                                     61,025               75,250            13,488
     State and other taxes                                                 29,446               33,922            14,209
     Depreciation                                                         223,831              246,735           262,897
     Provision for write-down of assets                                        --              279,862                --
     Transaction costs                                                         --                   --            35,134
                                                                ------------------   ------------------   ---------------
                                                                          551,657              909,120           498,933
                                                                ------------------   ------------------   ---------------

Income Before Gain on Sale of Assets, Minority Interest in
     Income of Consolidated Joint Venture and Equity in
     Earnings of Unconsolidated Joint Ventures                          1,334,732            1,134,694         1,905,800

Gain on Sale of Assets                                                         --              382,122           878,347

Minority Interest in Income of Consolidated Joint Venture                 (18,521 )            (18,342 )         (18,682 )

Equity in Earnings of Unconsolidated Joint Ventures                     1,027,311              717,096           456,050
                                                                ------------------   ------------------   ---------------

Net Income                                                          $   2,343,522        $   2,215,570      $  3,221,515
                                                                ==================   ==================   ===============

Net Income Per Limited Partner Unit                                   $     0.078          $     0.074        $    0.107
                                                                ==================   ==================   ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                 30,000,000           30,000,000        30,000,000
                                                                ==================   ==================   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                              General Partners                                           Limited Partners
                                 --------------------------------------    ------------------------------------------------------
                                                        Accumulated                                               Accumulated
                                   Contributions          Earnings         Contributions      Distributions         Earnings
                                 ------------------   -----------------   ----------------   ----------------   -----------------

   Balance, December 31, 1999     $    1,000          $  229,931         $  30,000,000    $    22,946,178        $(25,577,623 )


       Distributions to limited
         partners ($0.090 per
         limited partner unit)            --                  --                    --         (2,700,000 )                --
       Net income                         --                  --                    --                 --           3,221,515
                                 ------------------   ------------       ----------------   ----------------   -----------------

   Balance, December 31, 2000          1,000             229,931             30,000,000        (28,277,623 )        26,167,693

       Distributions to limited
         partners ($0.090 per
         limited partner unit)            --                  --                     --         (2,700,000 )                --
       Net income                         --                  --                     --                 --           2,215,570
                                 ------------------   ------------       ----------------   ----------------   -----------------

   Balance, December 31, 2001           1,000             229,931            30,000,000        (30,977,623 )        28,383,263

       Distributions to limited
         partners ($0.090 per
         limited partner unit)             --                  --                    --         (2,700,000 )                --
       Net income                          --                  --                    --                 --           2,343,522
                                 -----------------   -----------------   ---------------   ----------------   -----------------

   Balance, December 31, 2002     $     1,000         $   229,931         $  30,000,000      $ (33,677,623 )     $  30,726,785
                                 ==================   =================   ================   ================   =================


                                                                                               Syndication
                                                                                                  Costs            Total
                                                                                              --------------   --------------

                                                                                              $  (3,440,000)    $24,159,486




                                                                                                      --       (2,700,000 )
                                                                                                      --        3,221,515
                                                                                             --------------   --------------

                                                                                               (3,440,000 )     24,681,001



                                                                                                       --       (2,700,000 )
                                                                                                       --        2,215,570
                                                                                             --------------   --------------

                                                                                               (3,440,000 )     24,196,571



                                                                                                       --       (2,700,000 )
                                                                                                       --        2,343,522
                                                                                             -------------   --------------

                                                                                             $ (3,440,000 )    $23,840,093
                                                                                            ==============   ==============

                 See accompanying notes to financial statments.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                       2002                  2001                2000
                                                                  ----------------    -------------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
      Net Income                                                      $  2,343,522        $    2,215,570       $   3,221,515
                                                                  -----------------   -------------------   ------------------
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                  223,831               246,735             262,897
             Amortization of net investment in direct
                financing leases                                           108,647                95,360             100,821
             Minority interest in income of consolidated joint
                venture                                                     18,521                18,342              18,682
             Gain on sale on real estate properties                             --              (382,122 )          (878,347  )
             Provision for loss on real estate properties                       --               279,862                  --
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                             (66,871 )               9,531              53,738
             Decrease (increase) in receivables                              5,546                12,254             (13,707  )
             Decrease (increase) in due from related parties                12,922               (11,712 )            (1,256  )
             Decrease (increase) in interest receivable                      1,136                18,335             (13,064  )
             Decrease (increase) in other assets                           (13,906 )              10,635             (12,888  )
             Decrease (increase) in accrued rental income                   15,795                14,159             (59,795  )
             Decrease in accounts payable                                   (7,755 )             (19,109 )           (65,479  )
             Increase (decrease) in due to related parties                  (8,686 )             (45,978 )             8,684
             Increase (decrease) in rents paid in advance and
                deposits                                                    15,429                17,401              (1,792  )
                                                                  -----------------   -------------------   ------------------
                  Total adjustments                                        304,609               263,693            (601,506  )
                                                                  -----------------   -------------------   ------------------

Net Cash Provided by Operating Activities                                2,648,131             2,479,263            2,620,009
                                                                  -----------------   -------------------   ------------------
   Cash Flows from Investing Activities:
      Additions to real estate properties with operating leases                 --            (1,495,699 )                 --
      Proceeds from sale of real estate properties                              --             1,094,282            4,122,336
      Investment in certificate of deposit                                      --               100,000             (100,000 )
      Investment in joint ventures                                        (934,800 )          (1,769,135 )         (2,361,644 )
      Liquidating distribution from joint venture                               --                    --              461,208
      Return of capital from joint venture                                 129,888                    --                   --
      Decrease (increase) in restricted cash                                    --             1,503,682           (1,503,682 )
      Collections on mortgage notes receivable                             103,581             1,101,865               10,279
                                                                  -----------------   -------------------   ------------------
         Net cash (used in) provided by investing activities              (701,331 )             534,995              628,497
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Financing Activities:
      Distributions to limited partners                                 (2,700,000 )          (2,700,000 )         (2,700,000 )
      Distributions to holders of minority interest                        (21,366 )             (20,920 )            (19,829 )
                                                                  -------------------  ------------------   ------------------
      Net cash used in financing activities                             (2,721,366 )          (2,720,920 )         (2,719,829 )
                                                                  -----------------   -------------------   ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (774,566 )             293,338              528,677

Cash and Cash Equivalents at Beginning of Year                           1,747,363             1,454,025              925,348
                                                                  -----------------   -------------------   ------------------

Cash and Cash Equivalents at End of Year                              $    972,797        $    1,747,363         $  1,454,025
                                                                  =================   ===================   ==================


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                                    2001               2000              1999
                                                              -----------------   ---------------    --------------


Supplemental Schedule of Non-Cash Financing Activities:

         Promissory note accepted in exchange for
             sale of land and building                             $        --    $    103,581           $       --
                                                              =================   ===============    ==============

         Distributions declared and unpaid at
             December 31                                           $   675,000    $    675,000           $  675,000
                                                               ================   ===============    ==============



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000 tenants paid directly to real estate taxing authorities $274,800, $264,900 and $267,600, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                 Directfinancing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases.

                 Operating method - Property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                 Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 83.3% interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, and TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture and CNL VII, XV Columbus Joint Venture, Arlington Joint Venture and a property in Smithfield, North Carolina, a property in Miami, Florida, a property in Montgomery, Alabama, and a property in Colorado Springs, Colorado, for which each of the four properties is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property. .

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassification had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                        2002                 2001
                                                                  -----------------    -----------------

                 Land                                                 $  6,756,854         $  6,756,854
                 Buildings                                               6,714,927            6,714,927
                                                                  -----------------    -----------------
                                                                        13,471,781           13,471,781

                 Less accumulated depreciation                          (2,362,193 )         (2,138,362 )
                                                                  -----------------    -----------------
                                                                      $ 11,109,588         $ 11,333,419
                                                                  =================    =================

         In June 2000, the Partnership sold its property in Pueblo, Colorado, to a third party and received net sales proceeds of $1,005,000, resulting in a gain of $97,056. In August 2000, the Partnership reinvested the majority of the net sales proceeds in an additional Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund XII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         In September 2000, the Partnership sold its property in Brunswick, Georgia, its property in Lake City, Florida, and three properties in Jacksonville, Florida, for which the land and building of one of the properties was classified as a direct financing lease, to separate third parties for a total of approximately $2,404,800 and received net sales proceeds of approximately $2,392,300, resulting in a total gain of $619,495.

         In addition, in December 2000, the Partnership sold its property in Friendswood, Texas, for which the building was classified as a direct financing lease, to the tenant in accordance with the purchase option under the lease agreement for $725,000, resulting in a gain of $160,649.

         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sales of three of its properties, (two in Jacksonville, Florida and one in Lake City, Florida), in a Property in Baton Rouge, Louisiana at an approximate cost of $1,495,700.

         In addition, in November 2001, the Partnership sold its properties in Daytona Beach and Gainesville, Florida and received net sales proceeds of $499,813, resulting in a gain of $184,894. In connection with the sales of the properties, the Partnership received $396,232 in cash and accepted a promissory note in the amount of $103,581.

         During the year ended December 31, 2001, the Partnership established a provision for write-down of assets in the amount of $279,862, relating to the property in Saddlebrook, Florida. The tenant vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property at September 30, 2001 and its estimated fair value. In addition, in December 2001, the Partnership sold its property in Saddlebrook, Florida and received net sales proceeds of $698,050, resulting in a gain of $74,232.

                            CNL INCOME FUND VII, LTD
                        (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:
         --------------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                        2003                    $   1,481,956
                        2004                        1,480,939
                        2005                        1,178,653
                        2006                          973,102
                        2007                          951,805
                        Thereafter                  4,580,051
                                                --------------
                                                $  10,646,506
                                                ==============

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                               2002                 2001
                                                                         -----------------    -----------------

          Minimum lease payments receivable                                 $   3,223,555        $   3,625,871
          Estimated residual values                                               768,233              768,233
          Less unearned income                                                 (1,647,471 )         (1,941,140 )
                                                                         -----------------    -----------------

          Net investment in direct financing leases                         $   2,344,317        $   2,452,964
                                                                         =================    =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                             2003              $    402,342
                             2004                   402,342
                             2005                   402,342
                             2006                   402,342
                             2007                   402,342
                             Thereafter           1,211,845
                                              --------------
                                              $   3,223,555
                                              ==============

4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has an 18% interest, a 4.79% interest, a 79% interest and 56% interest in the profits and losses of CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, and Duluth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 53% interest in a property in Smithfield, North Carolina, with an affiliate of the general partners, as tenants-in-common, a 35.64% interest in a property in Miami, Florida, with an affiliate of the general partners, as tenants-in-common, a 71% interest in a property in Montgomery, Alabama, with an affiliate of the general partners, as tenants-in-common and a 43% interest in a property in Colorado Springs, Colorado, with an affiliate of the general partners, as tenants-in-common. Amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In January 2001, the Partnership acquired an additional interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, for an aggregate purchase price of approximately $500,000. As of December 31, 2002, the Partnership owned a 36.88% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its property in Friendswood, Texas and a portion of the 2001 collection of a promissory note to enter into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners. As of December 31, 2002, the Partnership owned a 14% interest in the profits and losses of the joint venture.

         In August 2001, the Partnership used the remaining portion of the 2001 collection of a promissory note to enter into joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., an affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $1,025,500 to purchase land and pay for construction costs relating to the joint venture. During 2002, the Partnership contributed $76,700 to complete the construction. As of December 31, 2002, the Partnership owned a 68.75% interest in the profits and losses of the joint venture.

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its property in Columbus, Ohio to the tenant for a sales price of approximately $1,219,600 and received net sales proceeds of approximately $1,215,700, resulting in a gain of $448,300. In addition, in June 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan to the tenant for a sales price of
         $725,000 and received net sales proceeds of approximately $722,600, resulting in a loss of $189,800. The tenants exercised their option to purchase the properties under the terms of their respective leases. The Partnership received $129,888 as a return of capital from the net sales proceeds, and used approximately $63,900 to pay an additional contribution to CNL Mansfield Joint Venture. The joint venture used the proceeds from the sale of the property in Columbus, Ohio to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. The financial results for these properties are reflected as Discontinued Operations in the condensed financial information presented below.

         In addition, in June 2002, the Partnership used a portion of the net sales proceeds from the 2001 sale of its properties in Saddlebrook, Gainesville and Daytona Beach, Florida to enter into a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund XVI, Ltd., an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $792,900 for a 79% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In May 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 79% interest, entered into negotiations with the tenant to sell the property in Mansfield, Texas. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation and accrued rental income upon identifying the property as held for sale. In August 2002, the joint venture sold the property to the tenant for a sales price of $1,045,000 and received net sales proceeds of approximately $1,011,500, resulting in a gain of approximately $269,800. The joint venture used the proceeds from the sale of the property in Mansfield, Texas and an additional contribution of approximately $63,900 received from the Partnership, as described above, to acquire a property in Arlington, Texas from CNL Net Lease Investors, L.P., at an approximate cost of $1,089,900. CNL Net Lease Investors, L.P. is an affiliate of the general partners. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         As of December 31, 2002, CNL Restaurant Investments II owns and leases five properties to operators of national fast-food or family-style restaurants. Des Moines Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture, CNL VII, XV Columbus Joint Venture and Arlington Joint Venture each own and lease one property to operators of national fast-food or family-style restaurants. In addition, the Partnership and affiliates, in four separate tenancy in common arrangements, each own and lease one property to national fast-food or family-style restaurants.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common with affiliates at:

                                                                            December 31,           December 31,
                                                                                2002                  2001
                                                                          ------------------     ----------------

           Land and buildings on operating leases, net                        $ 19,271,302         $  16,405,484
           Net investment in direct financing lease                              1,743,852             1,765,740
           Real estate held for sale                                                     -             2,443,638
           Cash                                                                     52,263                62,669
           Receivables                                                               2,445               146,025
           Accrued rental income                                                   424,858               355,752
           Other assets                                                                512                 1,471
           Liabilities                                                             149,219               256,902
           Partners' capital                                                    21,346,013            20,923,877


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

                                                                            Years Ended December 31,
                                                                      2002            2001             2000
                                                                 ---------------  --------------  ---------------

           Continuing Operations:
           Revenues                                                 $ 2,289,015    $  2,111,821     $  1,349,662
           Expenses                                                    (450,972 )      (362,045 )       (264,642 )
           Provision for write-down of assets                           (65,755 )            --               --
                                                                 ---------------  --------------  ---------------
                 Income from Continuing Operations                    1,772,288       1,749,776        1,085,020
                                                                 ---------------  --------------  ---------------

           Discontinued Operations:

                 Revenues                                               167,216         200,960          311,630
                 Expenses                                               (25,973 )       (45,010 )        (70,570 )
                 Gain on disposal of assets                             528,296              --               --
                                                                 ---------------  --------------  ---------------
                 Income from Discontinued Operations                    669,539         155,950          241,060
                                                                 ---------------  --------------  ---------------
           Net Income                                               $ 2,441,827     $ 1,905,726      $ 1,326,080
                                                                 ===============  ==============  ===============

         The Partnership recognized income totaling $1,027,311, $717,096, and $456,050 for the years ended December 31, 2002, 2001, and 2000, respectively, from these joint ventures and the properties held as tenants in common with affiliates.

5.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the Partnership was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Allocations and Distributions - Continued:
         -----------------------------------------

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distribution during the years ended December 31, 2002, 2001 and 2000.

         During each of the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $2,700,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2002               2001             2000
                                                               -------------      -------------     ------------


           Net income for financial reporting purposes          $ 2,343,522         $2,215,570      $ 3,221,515

           Effect of timing differences relating to
               depreciation                                         (17,790 )          (14,382 )        (19,345 )

           Effect of timing differences relating to
               gains/losses on property sales                            --            109,317         (832,083 )

           Provision for loss on assets                                  --            279,862               --

           Direct financing leases recorded as operating
               leases for tax reporting purposes                    108,647             95,360          100,821

           Effect of timing differences relating to equity
               in earnings of unconsolidated joint ventures        (318,050 )          (59,325 )         (6,585 )

           Accrued rental income                                     12,040             14,159          (59,795 )

           Rents paid in advance                                      4,628             17,901           (1,792 )

           Effect  of   timing   differences   relating   to
               minority interest of consolidated joint venture       12,630               (728 )            981

           Effect  of   timing   differences   relating   to
               allowance for doubtful accounts                           --               (504 )        (16,175 )

           Deduction of transaction  costs for tax reporting
              purposes                                                   --                 --         (179,206 )
                                                               -------------      -------------     ------------
           Net income for federal income tax purposes           $ 2,145,627         $2,657,230      $ 2,208,336
                                                               =============      =============     ============


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the properties held as tenants-in-common with affiliates, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2002, 2001, and 2000.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2002, 2001, and 2000.

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's   advisor  and  its  affiliate  provided  accounting  and
         administrative services to the Partnership. The Partnership incurred $166,302, $170,123, and $91,926 for the years ended December 31, 2002,
         2001, and 2000, respectively, for such services.

         In January 2001, the Partnership acquired a property located in Baton Rouge, Louisiana from CNL Funding 2001-A, LP, for a purchase price of approximately $1,495,700. CNL Fund 2001-A, LP is a an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the cost incurred by CNL Funding 2001-A, LP to acquire and carry the property.

         In April 2001, the Partnership and CNL Income Fund XVII, Ltd., through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund XVII, Ltd. is an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by CNL BB Corp. to acquire and carry the property.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Related Party Transactions - Continued:
         --------------------------------------

         In June 2002, the Partnership and CNL Income Fund XVI, Ltd. through a joint venture arrangement, Arlington Joint Venture, acquired a property, in Arlington, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,003,600. In addition, in June 2002, CNL Restaurant Investments II Joint Venture acquired a property in Dallas, Texas from CNL Funding 2001-A, LP for a purchase price of approximately $1,147,400. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the joint ventures. The purchase price paid by the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

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

         The amounts due to related parties totaled $13,151 and $21,837 at December 31, 2002 and 2001, respectively.

8.       Concentration of Credit Risk:
         ----------------------------

         The  following  schedule  presents  total rental  revenues and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                2002              2001               2000
                                                            -------------     -------------      -------------

                  Golden Corral Corporation                    $ 766,789         $ 763,975          $ 732,948
                  Jack in the Box Inc.                           366,284           349,985                N/A
                  Restaurant Management
                      Services, Inc.                                 N/A               N/A            328,244
                  Waving Leaves, Inc.                                N/A           283,072            289,268



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                                 2002              2001               2000
                                                             -------------     --------------     -------------

             Golden Corral Family
                 Steakhouse Restaurants                         $ 766,789          $ 763,975         $ 732,948
             Hardees                                              415,447            426,841           544,275
             Jack in the Box                                      366,284            349,985               N/A
             Burger King                                              N/A            305,348           313,857

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or restaurant chain did not represent more than 10% of the Partnership's total rental revenues.

9.       Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                2002 Quarter             First          Second          Third          Fourth             Year
         ---------------------------- ------------  ---------------  ------------  ---------------   ---------------

         Revenues                        $455,426       $  426,613     $ 486,651       $  517,699       $ 1,886,389
         Equity in earnings of
              joint ventures              155,988          244,877       426,399          200,047         1,027,311
         Net Income                       450,360          534,578       757,687          600,897         2,343,522
         Net Income per limited
              partner unit:                 0.015            0.018         0.025            0.020             0.078


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                2001 Quarter             First           Second         Third          Fourth             Year
         ---------------------------- -------------   -------------  ------------  ---------------   ---------------

         Revenues                        $ 539,964       $ 496,159     $ 471,150       $  536,541       $ 2,043,814
         Equity in earnings of
              joint venture                162,637         176,240       185,282          192,937           717,096
         Net Income                        610,040         223,679       538,628          843,223         2,215,570
         Net Income per limited
               partner unit:                 0.020           0.008         0.018            0.028             0.074



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
          Type of Compensation                                                                    For the Year
              and Recipient                          Method of Computation                   Ended December 31, 2002
              -------------                          ---------------------                   -----------------------

Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Accounting    and     administrative
operating expenses                            at the  lower  of cost or 90% of the     services: $166,302
                                              prevailing rate at which
                                              comparable services could have
                                              been obtained in the same
                                              geographic area. Affiliates of the
                                              General Partners from time to time
                                              incur certain operating expenses
                                              on behalf of the Partnership for
                                              which the Partnership reimburses
                                              the affiliates without interest.

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




                                                                                         Amount Incurred
          Type of Compensation                                                              For the Year
              and Recipient                          Method of Computation              Ended December 31, 2002
              -------------                          ---------------------         ----------------------------

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



                                                                                           Amount Incurred
          Type of Compensation                                                                For the Year
              and Recipient                          Method of Computation                Ended December 31, 2002
              -------------                          ---------------------         -----------------------------------

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


CNL Restaurant Investments II acquired a Taco Cabana property in Dallas, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners at an approximated cost of $1,147,400. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

The Partnership entered into a joint venture arrangement with CNL Income Fund XVI, Ltd., an affiliate of the general partners to acquire a Taco Cabana property in Arlington, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners at an approximated cost of $1,003,600. CNL Funding 2001-A, LP had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP. to acquire and carry the property.

Mansfield Joint Venture acquired a Jack in the Box property in Arlington, Texas from CNL Net Lease Investors, L.P. ("NLI"), an affiliate of the general partners at an approximated cost of $1,089,900. During 2002, and prior to the joint venture's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The joint venture acquired the property in Arlington, Texas at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners.

Item 14. Controls and Procedures

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Schedule IV - Loans on Real Estate at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

          3.  Exhibits

                 **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

                 **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.1 to Registration Statement No. 33-31482 on Form S-11 and incorporated herein by reference.)

                 **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund VII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                 **10.1 Management Agreement between CNL Income Fund VII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                 **10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
                          Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                 **10.3   Assignment  of  Management  Agreement  from CNL Income
                          Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                 **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                          Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)

                 **10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

       (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2002 through December 31, 2002.

       (c)       Not applicable.

       (d)       Other Financial Information

                 The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2002. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

       **        previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

                                           CNL INCOME FUND VII, LTD.

                                           By:  CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ---------------------------
                                                ROBERT A. BOURNE, President

                                           By:  ROBERT A. BOURNE
                                                General Partner

                                                /s/  Robert A. Bourne
                                                --------------------------
                                                ROBERT A. BOURNE

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

              Signature                                    Title                                   Date

/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 27, 2003
-------------------------------
    Robert A. Bourne                      (Principal Financial and Accounting  Officer)

/s/ James  M. Seneff,                      Chief Executive  Officer and Director              March 27, 2003
-------------------------------
    James M. Seneff, Jr.                  (Principal Executive  Officer)


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


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

  2001        Allowance for
                  doubtful
                  accounts (a)        $  10,349          $    --     $    -- (b)       $   9,845 (c)      $   504        $   --
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)           $   --          $    --    $    --            $      --           $   --        $   --
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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VII, Ltd. (the "registrant"), certify that:

           1. I have reviewed this annual report on Form 10-K of the registrant;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VII, Ltd. (the "registrant") certify that:

           1. I have reviewed this annual report on Form 10-K of the registrant;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


                                                                   Costs Capitalized
                                                                   Subsequent To
                                            Initial Cost           Acquisition
                                  ---------------------- -----------------
                      Encum-                 Buildings anImprove-   Carrying
                      brances       Land      Improvements ments    Costs
                      --------    ---------- ---------------------- ------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
     Jefferson City, Tenn-ssee     $216,633    $546,967          -      -
     Sierra Vista, Arizon-          421,170           -          -      -

    Checkers Drive-In Restaurant:
     Winter Springs, Flor-da        397,536           -          -      -

    Donatos Pizza Restaurant:
     Marietta, Georgia   -          534,421     507,133          -      -

    Golden Corral Family
     Steakhouse Restaurants:
         Odessa, Texas   -          502,364     815,831          -      -
         Midland, Texas  -          481,748     857,185          -      -
         El Paso, Texas  -          745,506           -    802,132      -
         Harlingen, Texas-          503,799           -    890,878      -

    Hardee's Restaurants:
     Akron, Ohio         -          198,086           -          -      -
     Dalton, Ohio        -          180,556           -          -      -
     Minerva, Ohio       -          143,775           -          -      -
     Orrville, Ohio      -          176,169           -          -      -
     Seville, Ohio       -          245,648           -          -      -
     Clinton, Tennessee  -          295,861           -          -      -

    Jack in the Box Restaurant:
     Baton Rouge, Lousian-a         562,533     933,167          -      -
     San Antonio, Texas  -          525,720           -    381,591      -

    KFC Restaurant:
     Arcadia, Florida    -          175,020     333,759          -      -

    Rally's Restaurant:
     Toledo, Ohio        -          281,880     196,608     47,002      -

    Taco Bell Restaurant:
     Detroit, Michigan   -          168,429           -    402,674      -
                                  ---------- ----------- ---------- ------

                                  $6,756,854 $4,190,650  $2,524,277     -
                                  ========== =========== ========== ======

Properties of Joint Venture in
   Which the Partnership has
   an 18% Interest and has
   Invested in Under Operating
   Leases:

    Burger King Restaurants:
     San Antonio, Texas  -         $350,479    $623,615          -      -
     Raceland, Louisiana -          174,019     986,879          -      -
     New Castle, Indiana -          264,239     662,265          -      -
     Hastings, Minnesota -          155,553     657,159          -      -

    Taco Cabana Restaurants:
     Dallas, Texas       -          633,492     513,931          -      -
                                  ---------- ----------- ---------- ------
                                  $1,577,782 $3,443,849          -      -
                                  ========== =========== ========== ======
Property of Joint Venture in
   Which the Partnership has a
   4.79% Interest and has Invested
   in Under an Operating Lease:

    Jack in the Box Restaurant:
     Des Moines, Washingt-n        $322,726    $791,658          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has a 79%
   Interest and has Invested in
   Under an Operating Lease:

    Jack in the Box Restaurant:
     Arlington, Texas (I)-j)       $409,795    $680,086          -      -
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
                                  ========== =========== ========== ======

Property in Which the Partnership
   has a 53% Interest as Tenants-
   in-Common and has Invested
   in Under an Operating Lease:

    Golden Corral Family
     Steakhouse Restaurants:
          Smithfield, Nor-h Carolin$264,272  $1,155,018          -      -
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
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has a 14.00%
   Interest and has Invested
   in Under an Operating Lease:

     Golden Corral Family
       Steakhouse Restaurants:
           Lincoln, Nebra-ka (k)   $485,390  $1,264,417          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has a 68.75%
   Interest and has Invested
   in Under an Operating Lease:

     Sonny's Bar-B-Q:
         Columbus, Georgi-         $408,880  $1,194,307          -      -
                                  ========== =========== ========== ======

Property in Which the Partnership
   has a 71% Interest as Tenants-
   in-Common and has Invested
  in Under an Operating Lease:

    IHOP Restaurant:
     Montgomery, Alabama -         $584,126           -          -      -
                                  ========== =========== ========== ======

Property of Joint Venture in
   Which the Partnership has a 79.00%
   Interest and has Invested
   in Under an Operating Lease:

     Taco Cabana Restaurant:
         Arlington, Texas-         $456,544    $547,070          -      -
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
                                  ========== =========== ========== ======



                                                                 Life on Which
              Net Cost Basis at Which                            Depreciation in
              Carried at Close of Period (c)     Date            Latest Income
   ---------------------------------
              Buildings and           Accumulatedof Con-Date     Statement is
     Land     Improvements  Total     DepreciatiostructiAcquired  Computed
   ---------  ----------------------  ------------------------------------

   $216,633    $546,967    $763,600   $229,526   1988   01/90      (b)
    421,170          (f)    421,170          -   1990   06/90      (d)


    397,536           -     397,536         (g)   -     07/94      (g)


    534,421     507,133   1,041,554    104,290   1994   10/96      (b)



    502,364     815,831   1,318,195    346,970   1990   03/90      (b)
    481,748     857,185   1,338,933    364,010   1990   04/90      (b)
    745,506     802,132   1,547,638    328,471   1990   05/90      (b)
    503,799     890,878   1,394,677    367,253   1990   06/90      (b)


    198,086          (f)    198,086          -   1990   11/90      (d)
    180,556          (f)    180,556          -   1990   11/90      (d)
    143,775          (f)    143,775          -   1990   11/90      (d)
    176,169          (f)    176,169          -   1990   11/90      (d)
    245,648          (f)    245,648          -   1990   11/90      (d)
    295,861          (f)    295,861          -   1992   09/92      (d)


    562,533     933,167   1,495,700     62,211   2000   01/01      (b)
    525,720     381,591     907,311    158,108   1990   05/90      (b)


    175,020     333,759     508,779    138,015   1985   08/90      (b)


    281,880     243,610     525,490     97,378   1990   01/91      (b)


    168,429     402,674     571,103    165,961   1990   06/90      (b)
   ---------  ----------  ----------  ---------

   $6,756,854 $6,714,927  $13,471,781 $2,362,193
   =========  ==========  ==========  =========



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2001, 2000, and 1999 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                         -----------------    ----------------

           Properties the Partnership has Invested
            in Under Operating Leases:

               Balance, December 31, 1999                                    $  16,586,787       $  2,602,453
               Dispositions                                                     (3,064,187)          (639,790 )
               Depreciation expense                                                     --            262,897
                                                                         -----------------    ----------------

               Balance, December 31, 2000                                       13,522,600          2,225,560
               Acquisitions                                                      1,495,700                 --
               Dispositions                                                     (1,546,519)          (333,933 )
               Depreciation expense                                                     --            246,735
                                                                         -----------------    ----------------

               Balance, December 31, 2001                                       13,471,781          2,138,362
               Depreciation expense                                                     --            223,831
                                                                         -----------------    ----------------

               Balance, December 31, 2002                                    $  13,471,781       $  2,362,193
                                                                         =================    ================

          Properties of Joint Venture in Which the Partnership has an 18%
            Interest and has Invested in Under Operating Leases:

               Balance, December 31, 1999                                    $  6,131,281          $ 1,257,109
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 2000                                       6,131,281            1,409,246
               Depreciation expense                                                    --              152,137
                                                                          ----------------     ---------------

               Balance, December 31, 2001                                       6,131,281            1,561,383
               Acquisitions                                                     1,147,423                   --
               Dispositions                                                    (2,257,073  )          (577,213 )
               Depreciation expense                                                    --              125,814
                                                                          ----------------     ---------------

               Balance, December 31, 2002                                   $   5,021,631          $ 1,109,984
                                                                          ================     ===============



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2002


                                                                                               Accumulated
                                                                              Cost             Depreciation
                                                                         ----------------     ---------------

         Property of Joint Venture in Which the Partnership has a 4.79% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1999                                    $  1,114,384           $  190,284
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 2000                                       1,114,384              216,673
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 2001                                       1,114,384              243,062
              Depreciation expense                                                    --               26,389
                                                                         ----------------     ---------------

              Balance, December 31, 2002                                    $  1,114,384           $  269,451
                                                                         ================     ===============

         Property of Joint Venture in Which the Partnership has a 79% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 2001 (i)                                    $     --      $           --
              Acquisition (j)                                                  1,089,881                  --
              Depreciation expense                                                    --              10,075
                                                                        -----------------    ----------------

              Balance, December 31, 2002                                    $  1,089,881       $      10,075
                                                                        =================    ================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2002


                                                                                            Accumulated
                                                                           Cost             Depreciation
                                                                     ------------------   -----------------

       Property of Joint Venture in Which the Partnership has a 36.88% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                   $          --         $        --
            Acquisition                                                      2,535,593                  --
            Depreciation expense                                                    --              29,288
                                                                     ------------------   -----------------

            Balance, December 31, 2000                                       2,535,593              29,288
            Depreciation expense                                                    --              49,977
                                                                     ------------------   -----------------

            Balance, December 31, 2001                                       2,535,593              79,265
            Depreciation expense                                                    --              49,977
                                                                     ------------------   -----------------

            Balance, December 31, 2002                                   $   2,535,593         $   129,242
                                                                     ==================   =================

       Property of Joint Venture in Which the Partnership has a 53% Interest as
         Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                 $     1,419,290         $    77,951
            Depreciation expense                                                 --                 38,501
                                                                       ----------------    ----------------

            Balance, December 31, 2000                                      1,419,290              116,452
            Depreciation expense                                                   --               38,501
                                                                       ----------------    ----------------

            Balance, December 31, 2001                                      1,419,290              154,953
            Depreciation expense                                                   --               38,501
                                                                       ----------------    ----------------

            Balance, December 31, 2002                                  $   1,419,290         $    193,454
                                                                       ================    ================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2002

                                                                                             Accumulated
                                                                            Cost             Depreciation
                                                                      ------------------   -----------------

       Property in Which the Partnership has a 35.64% Interest as Tenants-in-
          Common and has Invested in Under an Operating Lease:

             Balance, December 31, 1999                                   $   1,950,373         $    65,023
             Depreciation expense                                                    --              32,467
                                                                      ------------------   -----------------

             Balance, December 31, 2000                                       1,950,373              97,490
             Depreciation expense                                                    --              32,467
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                       1,950,373             129,957
             Depreciation expense                                                    --              32,467
                                                                      ------------------   -----------------

             Balance, December 31, 2002                                   $   1,950,373          $  162,424
                                                                      ==================   =================

        Property of Joint Venture in Which the Partnership has a 56% Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 1999                                   $   1,083,153            $     --
             Acquisition                                                        860,501                  --
             Depreciation expense                                                    --               7,210
                                                                      ------------------   -----------------

             Balance, December 31, 2000                                       1,943,654               7,210
             Reclassified to capital lease                                     (865,185 )            (7,210 )
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                       1,078,469                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2002                                   $   1,078,469            $     --
                                                                      ==================   =================


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2002


                                                                                             Accumulated
                                                                            Cost             Depreciation
                                                                      ------------------   -----------------

        Property of Joint Venture in Which the Partnership has a 14% Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 2000                                 $            --        $         --
             Acquisition                                                      1,740,374                  --
             Depreciation expense                                                    --              31,374
                                                                      ------------------   -----------------

              Balance, December 31, 2001                                      1,740,374              31,374
             Capitalization of additional
                 construction costs (k)                                           9,433                  --
              Depreciation expense                                                   --              42,384
                                                                      ------------------   -----------------
             Balance, December 31, 2002                                   $   1,749,807         $    73,758
                                                                      ==================   =================

        Property of Joint Venture in Which the Partnership has a 68.75% Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 2000                                   $         --            $     --
             Acquisition                                                      1,587,188                  --
             Depreciation expense                                                    --               3,317
                                                                      ------------------   -----------------

              Balance, December 31, 2001                                      1,587,188               3,317
              Acquisition                                                        15,999                  --
              Depreciation expense                                                   --              39,811
                                                                      ------------------   -----------------
              Balance, December 31, 2002                                 $     1,603,187              43,128
                                                                      ==================   =================

        Property in Which the Partnership has a 71% Interest as Tenants-in
          Common and has Invested in Under an Operating Lease:

             Balance, December 31, 1999                                       $      --            $     --
             Acquisition                                                        584,126                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2000                                         584,126                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                         584,126                  --
             Depreciation expense (d)                                                --                  --
                                                                      ------------------   -----------------

             Balance, December 31, 2002                                    $    584,126            $     --
                                                                      ==================   =================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                                December 31, 2002

                                                                                             Accumulated
                                                                            Cost             Depreciation
                                                                      ------------------   -----------------

        Property in Which the Partnership has a 43% Interest as Tenants-in Common and has Invested in Under an Operating Lease:

             Balance, December 31, 1999                                    $         --        $         --
             Acquisition                                                      2,226,133                  --
             Depreciation expense                                                    --              17,765
                                                                      ------------------   -----------------

             Balance, December 31, 2000                                       2,226,133              17,765
             Depreciation expense                                                    --              42,634
                                                                      ------------------   -----------------

             Balance, December 31, 2001                                       2,226,133              60,399
             Depreciation expense                                                    --              42,634
                                                                      ------------------   -----------------
             Balance, December 31, 2002                                   $   2,226,133       $     103,033
                                                                      ==================   =================

        Property of Joint Venture in Which the
             Partnership has a 79% Interest and
             hasInvested in Under an Operating
             Lease:

             Balance, December 31, 2001                                   $          --       $          --
             Acquisition                                                      1,003,614                  --
             Depreciation expense                                                    --              10,637
                                                                      ------------------   -----------------
             Balance, December 31, 2002                                   $   1,003,614       $      10,637
                                                                      ==================   =================


     (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

     (c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $ 22,539,464 and $ 16,104,595, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

     (h) During the year ended December 31, 2002, the Partnership and an affiliate, as a Joint Venture, purchased land and buildings from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $ 2,151,037.

     (i) In August 2002, Mansfield Joint Venture sold the property in Mansfield, Texas. As a result, the Joint Venture reclassified the assets relating to this property from real estate with operating leases to real estate held for sale.

     (j) During the year ended December 31, 2002, the Partnership and an affiliate, as a Joint Venture, purchased land and building from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $ 1,089,881.

     (k) During the year ended December 31, 2002, the joint venture capitalized additional costs paid to the developer upon final construction costs reconciliation. In connection therewith, the building value was adjusted accordingly.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                       SCHEDULE IV - LOANS ON REAL ESTATE

                                December 31, 2002


                                                                                                                      Principal
                                                                                                                      Amount of
                                                                                                                        Loans
                                                                                                                     Subject to
                                      Final           Periodic                      Face           Carrying          Delinquent
                      Interest       Maturity         Payment       Prior         Amount of        Amount of          Principal
   Description          Rate           Date            Terms        Liens         Mortgages      Mortgages(2)        or Interest
------------------    ---------  -----------------   -----------   ----------    -------------   --------------     -------------

Church's-
Daytona Beach,
   Florida             12.34%     November 2004         (1)            $ --        $ 103,581     $                        $    --
                                                                                                 --
                                                                   ----------    -------------   --------------     -------------

    Total                                                              $ --        $ 103,581     $                        $    --
                                                                                                 --
                                                                   ==========    =============   ==============     =============


     (1) Monthly payments of interest only at an annual rate of 12.34%, with a balloon payment at maturity of $103,581.

     (2) The changes in the carrying amounts are summarized as follows:

                                                               2002               2001                 2000
                                                         ------------------   ---------------     ---------------

             Balance at beginning of period                   $   104,717        $  994,593          $  994,408

             New promissory note                                       --           103,581                  --

             Interest earned                                        9,587             9,243             113,379

             Collection of principal and interest                (114,304  )     (1,125,696  )         (114,341  )

             Recognition  of deferred  gain on sale
               of land and building                                    --           122,996               1,147

                                                         ------------------   ---------------     ---------------

             Balance at end of period                          $       --        $  104,717          $  994,593
                                                         ==================   ===============     ===============

                                  EXHIBIT INDEX


Exhibit Number

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