Form 10-Q
period 2003-03-31
CNL INCOME FUND VII LTD
filed 2003-05-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)               QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                       March 31, 2003
                                       -------------------------------------

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


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                         59-2963871
--------------------------------              ----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
----------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                             -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

CONTENTS



                                                                                                Page

Part I.

         Item 1.           Financial Statements:

                               Condensed Balance Sheets                                           1

                               Condensed Statements of Income                                     2

                               Condensed Statements of Partners' Capital                          3

                               Condensed Statements of Cash Flows                                 4

                               Notes to Condensed Financial Statements                            5

         Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                6-7

         Item 3.           Quantitative and Qualitative Disclosures About
                               Market Risk                                                        7

         Item 4.           Controls and Procedures                                                8


Part II.

         Other Information                                                                        9-10



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2003                    2002
                                                                         ------------------     -------------------

                              ASSETS

   Real estate properties with operating leases, net                         $  11,053,630           $  11,109,588
   Net investment in direct financing leases                                     2,315,017               2,344,317
   Investment in joint ventures                                                  9,053,222               9,083,991
   Cash and cash equivalents                                                     1,004,014                 972,797
   Receivables                                                                          --                  68,597
   Accrued rental income                                                         1,037,039               1,042,794
   Other assets                                                                     81,929                  90,801
                                                                         ------------------     -------------------

                                                                             $  24,544,851           $  24,712,885
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $     23,360             $     4,551
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           19,856                  13,151
   Rents paid in advance and deposits                                               30,686                  41,145
                                                                         ------------------     -------------------
       Total liabilities                                                           748,902                 733,847

   Minority interest                                                               138,257                 138,945

   Partners' capital                                                            23,657,692              23,840,093
                                                                         ------------------     -------------------

                                                                             $  24,544,851           $  24,712,885
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                               ---------------    ---------------

  Revenues:
      Rental income from operating leases                                         $   371,875         $  372,389
      Earned income from direct financing leases                                       71,285             74,654
      Interest and other income                                                           536              8,383
                                                                               ---------------    ---------------
                                                                                      443,696            455,426
                                                                               ---------------    ---------------

  Expenses:
      General operating and administrative                                             71,001             74,717
      Property expenses                                                                 1,189              3,340
      State and other taxes                                                            31,806             22,476
      Depreciation                                                                     55,958             55,958
                                                                               ---------------    ---------------
                                                                                      159,954            156,491
                                                                               ---------------    ---------------

  Income Before Minority Interest in Income of Consolidated
  Joint Venture and Equity in Earnings of Unconsolidated
  Joint Ventures                                                                      283,742            298,935

  Minority Interest in Income of Consolidated
      Joint Venture                                                                    (4,716 )           (4,563 )

  Equity in Earnings of Unconsolidated Joint Ventures                                 213,573            155,988
                                                                               ---------------    ---------------
  Net Income                                                                      $   492,599         $  450,360
                                                                               ===============    ===============

  Net Income Per Limited Partner Unit                                              $    0.016          $   0.015
                                                                               ===============    ===============
  Weighted Average Number of Limited Partner
      Units Outstanding                                                            30,000,000         30,000,000
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2003                  2002
                                                                        -------------------    ------------------

General partners:
    Beginning balance                                                         $    230,931          $    230,931
    Net income                                                                          --                    --
                                                                        -------------------    ------------------
                                                                                   230,931               230,931
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           23,609,162            23,965,640
    Net income                                                                     492,599             2,343,522
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively)                                        (675,000 )          (2,700,000 )
                                                                        -------------------    ------------------
                                                                                23,426,761            23,609,162
                                                                        -------------------    ------------------

Total partners' capital                                                     $   23,657,692         $  23,840,093
                                                                        ===================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                                --------------    ---------------

  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                    $  711,621         $  655,879
                                                                                --------------    ---------------

      Cash Flows from Investing Activities:
         Investment in joint venture                                                       --            (76,727 )
                                                                                --------------    ---------------
            Net cash used in investing activities                                          --            (76,727 )
                                                                                --------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                           (675,000 )         (675,000 )
         Distributions to holder of minority interest                                  (5,404 )           (5,311 )
                                                                                --------------    ---------------
            Net cash used in financing activities                                    (680,404 )         (680,311 )
                                                                                --------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                 31,217           (101,159 )

  Cash and Cash Equivalents at Beginning of Quarter                                   972,797          1,747,363
                                                                                --------------    ---------------

  Cash and Cash Equivalents at End of Quarter                                     $ 1,004,014        $ 1,646,204
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         The Partnership accounts for its 83% interest in San Antonio #849 Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003 and 2002, the Partnership owned 18 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        For the quarters ended March 31, 2003 and 2002, the Partnership generated cash from operating activities of $711,621 and $655,879, respectively. The increase in cash from operating activities for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, was a result of changes in the Partnership's working capital and changes in income and expenses.

        At March 31, 2003, the Partnership had $1,004,014 in cash and cash equivalents, as compared to $972,797 at December 31, 2002. The funds remaining at March 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 2003 and 2002. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, were $748,902 at March 31, 2003, as compared to $733,847 at December 31, 2002. The increase in liabilities was primarily a result of an increase in accounts payable and amounts due to related parties at March 31, 2003, as compared to December 31, 2002. The increase was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $443,160 during the quarter ended March 31, 2003, as compared to $447,043 during the same period of 2002. Rental revenues during the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, remained constant as there was no change in the leased property portfolio.

        The Partnership also earned $213,573 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $155,988 during the same period of 2002. The increase in net income earned by joint ventures was partially attributable to earnings recorded from Arlington Joint Venture acquired in June 2002 with affiliates of the general partners. During 2002, net income earned by joint ventures was lower because the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. However, during the second quarter of 2002, the tenant resumed making rental payments to the joint venture.

        The Partnership also earned $536 in interest and other income during the quarter ended March 31, 2003, as compared to $8,383 during the same period of 2002. Interest and other income were lower during the quarter ended March 31, 2003 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds in additional Properties through joint venture arrangements during 2002, the collection of a promissory note, as well as a decline in interest rates.

        Operating expenses including depreciation expense were $159,954 during the quarter ended March 31, 2003, as compared to $156,491 during the same period of 2002. Operating expenses were higher during the quarter ended March 31, 2003, as compared to the same period of 2002, because of a new state tax filing requirement in a state in which the Partnership conducts business.

        In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.   Inapplicable.
             ------------------

Item 2.      Changes in Securities.   Inapplicable.
             ----------------------

Item 3.      Default upon Senior Securities.   Inapplicable.
             -------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders.Inapplicable.
             ----------------------------------------------------

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

                     (b)     Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003


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

Date:  May 9, 2003


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

Date:  May 9, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

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