Form 10-Q
period 2003-06-30
CNL INCOME FUND VII LTD
filed 2003-08-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ____________________ to ____________________


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
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2003                    2002
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  10,997,670           $  11,109,588
   Net investment in direct financing leases                                     2,284,806               2,344,317
   Investment in joint ventures                                                  9,034,696               9,083,991
   Cash and cash equivalents                                                       948,938                 972,797
   Receivables                                                                         592                  68,597
   Accrued rental income                                                         1,031,083               1,042,794
   Other assets                                                                     85,112                  90,801
                                                                         ------------------     -------------------

                                                                             $  24,382,897           $  24,712,885
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $     13,773             $     4,551
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           14,371                  13,151
   Rents paid in advance                                                            20,413                  41,145
                                                                         ------------------     -------------------
       Total liabilities                                                           723,557                 733,847

   Minority interest                                                               137,492                 138,945

   Partners' capital                                                            23,521,848              23,840,093
                                                                         ------------------     -------------------

                                                                             $  24,382,897           $  24,712,885
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                 Six Months Ended
                                                                 June 30,                       June 30,
                                                           2003            2002           2003            2002
                                                       -------------    ------------  -------------  ---------------
Revenues:
    Rental income from operating leases                   $ 372,748       $ 373,160      $ 744,623       $  745,549
    Earned income from direct financing leases               70,375          73,851        141,660          148,505
    Interest and other income                                   966          14,762          1,502           23,145
                                                       -------------    ------------  -------------  ---------------
                                                            444,089         461,773        887,785          917,199
                                                       -------------    ------------  -------------  ---------------

Expenses:
    General operating and administrative                     58,080          60,508        129,081          133,397
    Property related                                          3,499          43,955          4,688           49,123
    State and other taxes                                        --           6,970         31,806           29,446
    Depreciation                                             55,960          55,957        111,918          111,915
                                                       -------------    ------------  -------------  ---------------
                                                            117,539         167,390        277,493          323,881
                                                       -------------    ------------  -------------  ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures               326,550         294,383        610,292          593,318

Minority Interest in Income of Consolidated
    Joint Venture                                            (4,636 )        (4,682 )       (9,352 )         (9,245 )

Equity in Earnings of Unconsolidated Joint Ventures         217,242         244,877        430,815          400,865
                                                       -------------    ------------  -------------  ---------------

Net Income                                                $ 539,156       $ 534,578     $1,031,755       $  984,938
                                                       =============    ============  =============  ===============

Income Per Limited Partner Unit                           $   0.018        $  0.018      $   0.034        $   0.033
                                                       =============    ============  =============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                    30,000,000      30,000,000     30,000,000       30,000,000
                                                       =============    ============  =============  ===============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended          Year Ended
                                                                            June 30,             December 31,
                                                                              2003                   2002
                                                                       --------------------    ------------------
General partners:
    Beginning balance                                                        $     230,931          $    230,931
    Net income                                                                          --                    --
                                                                       --------------------    ------------------
                                                                                   230,931               230,931
                                                                       --------------------    ------------------

Limited partners:
    Beginning balance                                                           23,609,162            23,965,640
    Net income                                                                   1,031,755             2,343,522
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                                      (1,350,000 )          (2,700,000 )
                                                                       --------------------    ------------------
                                                                                23,290,917            23,609,162
                                                                       --------------------    ------------------

Total partners' capital                                                     $   23,521,848         $  23,840,093
                                                                       ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2003                2002
                                                                              ----------------    ---------------

  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                  $  1,336,946        $ 1,312,001
                                                                              ----------------    ---------------

      Cash Flows from Investing Activities:
         Investment in joint venture                                                       --           (933,447 )
         Return of capital from joint venture                                              --            129,888
                                                                              ----------------    ---------------
            Net cash used in investing activities                                          --           (803,559 )
                                                                              ----------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                         (1,350,000 )       (1,350,000 )
         Distributions to holder of minority interest                                 (10,805 )          (10,593 )
                                                                              ----------------    ---------------
            Net cash used in financing activities                                  (1,360,805 )       (1,360,593 )
                                                                              ----------------    ---------------

  Net Decrease in Cash and Cash Equivalents                                           (23,859 )         (852,151 )

  Cash and Cash Equivalents at Beginning of Period                                    972,797          1,747,363
                                                                              ----------------    ---------------

  Cash and Cash Equivalents at End of Period                                      $   948,938         $  895,212
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2002, the Partnership owned 18 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the six  months  ended  June 30,  2003 and  2002,  the  Partnership generated cash from operating activities of $1,336,946 and $1,312,001, respectively. At June 30, 2003, the Partnership had $948,938 in cash and cash equivalents, as compared to $972,797 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 2003 and 2002 ($675,000 for each applicable quarter). This represents distributions of $0.045 per unit for each of the six months ended June 30, 2003 and 2002 ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $723,557 at June 30, 2003, as compared to $733,847 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $886,283 during the six months ended June 30, 2003, as compared to $894,054 during the same period of 2002, $443,123 and $447,011 of which were earned during the second quarter of 2003 and 2002, respectively. Rental revenues during the quarter and six months ended June 30, 2003 remained constant, as compared to the quarter and six months ended June 30, 2002, since there was no change in the leased property portfolio.

         During the six months ended June 30, 2003 and 2002, the Partnership also earned $1,502 and $23,145, respectively, in interest and other income, of which $966 and $14,762 were earned during the quarters ended June 30, 2003 and 2002, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2003, as compared to the same period of 2002, was due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds in additional Properties through joint venture arrangements during 2002, the collection of a promissory note, as well as a decline in interest rates. In addition, interest and other income were higher during the quarter and six months ended June 30, 2002 because the Partnership recorded as income amounts received from the State of Ohio for a right of way taking relating to a parcel of land on its Property in Toledo, Ohio.

         The Partnership also earned $430,815 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, as compared to $400,865 during the same period of 2002, $217,242 and $244,877 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the six months ended June 30, 2003 due to earnings related to Arlington Joint Venture which the Partnership acquired in June 2002. The increase in net income earned by joint ventures during the six months ended June 30, 2003 was also partially attributable to the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, began making rental payments to the joint venture during the second quarter of 2002 and the joint venture recognized these past due amounts as rental revenues. The tenant of the Property had previously experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. The increase in net income earned by joint ventures was partially offset because CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold two Properties in June 2002. These sales resulted in a net gain of $258,505 to the joint venture and the Partnership recorded its pro-rata share of the gain as equity in earnings during 2002.

         Operating expenses, including depreciation expense, were $277,493 during the six months ended June 30, 2003, as compared to $323,881 during the same period of 2002, $117,539 and $167,390 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2002, because the Partnership elected to reimburse the tenant of the Properties in Odessa, El Paso and Harlingen, Texas for certain renovation costs.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003


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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2