Form 10-Q
period 2003-09-30
CNL INCOME FUND VII LTD
filed 2003-11-13
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-2963871
--------------------------------              -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
--------------------------------              -------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

                                    CONTENTS



                                                                        Page

Part I.

         Item 1.   Financial Statements:

                       Condensed Balance Sheets                          1

                       Condensed Statements of Income                    2

                       Condensed Statements of Partners' Capital         3

                       Condensed Statements of Cash Flows                4

                       Notes to Condensed Financial Statements           5-6

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               7-9

         Item 3.   Quantitative and Qualitative Disclosures About
                       Market Risk                                       9

         Item 4.   Controls and Procedures                               9


Part II.

         Other Information                                               10-11

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               2003                    2002
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  10,941,711           $  11,109,588
   Net investment in direct financing leases                                     2,253,656               2,344,317
   Investment in joint ventures                                                  9,021,671               9,083,991
   Cash and cash equivalents                                                       979,602                 972,797
   Receivables                                                                         421                  68,597
   Accrued rental income                                                         1,025,028               1,042,794
   Other assets                                                                     89,881                  90,801
                                                                         ------------------     -------------------

                                                                             $  24,311,970           $  24,712,885
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     12,038             $     4,551
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           14,383                  13,151
   Rents paid in advance                                                            66,000                  41,145
                                                                         ------------------     -------------------
       Total liabilities                                                           767,421                 733,847

   Minority interest                                                               141,045                 138,945

   Partners' capital                                                            23,403,504              23,840,093
                                                                         ------------------     -------------------

                                                                             $  24,311,970           $  24,712,885
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                 Nine Months Ended
                                                              September 30,                   September 30,
                                                           2003            2002           2003            2002
                                                       -------------    ------------  -------------  ---------------
Revenues:
    Rental income from operating leases                   $ 372,601       $ 374,218     $1,117,224      $ 1,119,767
    Earned income from direct financing leases               69,435          72,998        211,095          221,503
    Interest and other income                                26,555           4,275         28,057           27,420
                                                       -------------    ------------  -------------  ---------------
                                                            468,591         451,491      1,356,376        1,368,690
                                                       -------------    ------------  -------------  ---------------

Expenses:
    General operating and administrative                     53,081          54,815        182,162          188,212
    Property related                                          5,981           4,783         10,669           53,906
    State and other taxes                                     2,747              --         34,553           29,446
    Depreciation                                             55,959          55,959        167,877          167,874
                                                       -------------    ------------  -------------  ---------------
                                                            117,768         115,557        395,261          439,438
                                                       -------------    ------------  -------------  ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures               350,823         335,934        961,115          929,252

Minority Interest in Income of Consolidated
    Joint Venture                                            (8,877 )        (4,646 )      (18,229 )        (13,891 )

Equity in Earnings of Unconsolidated Joint Ventures         214,710         426,399        645,525          827,264
                                                       -------------    ------------  -------------  ---------------

Net Income                                                $ 556,656       $ 757,687     $1,588,411      $ 1,742,625
                                                       =============    ============  =============  ===============

Income Per Limited Partner Unit                           $   0.019        $  0.025      $   0.053        $   0.058
                                                       =============    ============  =============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                    30,000,000      30,000,000     30,000,000       30,000,000
                                                       =============    ============  =============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                    Nine Months Ended          Year Ended
                                                      September 30,           December 31,
                                                           2003                   2002
                                                   ---------------------    ------------------
General partners:
    Beginning balance                                     $     230,931          $    230,931
    Net income                                                       --                    --
                                                   ---------------------    ------------------
                                                                230,931               230,931
                                                   ---------------------    ------------------

Limited partners:
    Beginning balance                                        23,609,162            23,965,640
    Net income                                                1,588,411             2,343,522
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively)                   (2,025,000 )          (2,700,000 )
                                                   ---------------------    ------------------
                                                             23,172,573            23,609,162
                                                   ---------------------    ------------------

Total partners' capital                                 $    23,403,504         $  23,840,093
                                                   =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2003                2002
                                                                              ----------------    ---------------
  Net Cash Provided by Operating Activities                                      $  2,047,935        $ 1,921,428
                                                                              ----------------    ---------------

  Cash Flows from Investing Activities:
      Investment in joint venture                                                          --           (934,800 )
      Return of capital from joint venture                                                 --            129,888
                                                                              ----------------    ---------------
         Net cash used in investing activities                                             --           (804,912 )
                                                                              ----------------    ---------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                            (2,025,000 )       (2,025,000 )
      Distributions to holder of minority interest                                    (16,130 )          (16,063 )
                                                                              ----------------    ---------------
         Net cash used in financing activities                                     (2,041,130 )       (2,041,063 )
                                                                              ----------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                  6,805           (924,547 )

  Cash and Cash Equivalents at Beginning of Period                                    972,797          1,747,363
                                                                              ----------------    ---------------

  Cash and Cash Equivalents at End of Period                                      $   979,602         $  822,816
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003 and 2002, the Partnership owned 18
Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the nine months ended September 30, 2003 and 2002, the Partnership generated cash from operating activities of $2,047,935 and $1,921,428, respectively. At September 30, 2003, the Partnership had $979,602 in cash and cash equivalents, as compared to $972,797 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 2003 and 2002 ($675,000 for each applicable quarter). This represents distributions of $0.068 per unit for each of the nine months ended September 30, 2003 and 2002 ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $767,421 at September 30, 2003, as compared to $733,847 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,328,319 during the nine months ended September 30, 2003, as compared to $1,341,270 during the same period of 2002, $442,036 and $447,216 of which were earned during the third quarter of 2003 and 2002, respectively. Rental revenues during the quarter and nine months ended September 30, 2003 remained constant, as compared to the quarter and nine months ended September 30, 2002, since there was no change in the leased property portfolio.

         During the nine months ended September 30, 2003 and 2002, the Partnership also earned $28,057 and $27,420, respectively, in interest and other income, of which $26,555 and $4,275 were earned during the quarters ended September 30, 2003 and 2002, respectively. Interest and other income increased during the quarter ended September 30, 2003, as compared to the same period of 2002, because the Partnership recorded as income amounts received from the City of San Antonio, Texas for a right of way taking relating to a parcel of land on its Property in San Antonio Texas which is owned by the Partnership's consolidated joint venture. Interest income was lower during the nine months ended September 30, 2003 as compared to the same period of 2002. The decrease in interest income during 2003 was due to a decrease in the average cash balance as a result of the reinvestment during 2002 of sales proceeds in additional Properties through joint venture arrangements and the collection of a promissory note, as well as a decline in interest rates. Also, during the nine months ended September 30, 2002, the Partnership recorded as income amounts received from the State of Ohio for a right of way taking relating to a parcel of land on its Property in Toledo, Ohio.

         The Partnership also earned $645,525 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, as compared to $827,264 during the same period of 2002, $214,710 and $426,399 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the quarter and nine months ended September 30, 2002 as compared to the same periods of 2003 because in August 2002, Mansfield Joint Venture, in which the Partnership owns a 79% interest, sold the Property in Mansfield, Texas. The
Partnership recorded its pro-rata share of the gain resulting from the sale of this Property as equity in earnings. The net sales proceeds were reinvested in a Property in Arlington, Texas. In addition, net income earned by joint ventures was higher during the nine months ended September 30, 2002 due to the fact that in June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns an 18% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan to the tenant. The Partnership recorded its pro-rata share of the gains resulting from the sales of these Properties as equity in earnings. The decrease in net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003 was partially offset by earnings related to Arlington Joint Venture which the Partnership acquired in June 2002. The decrease in net income earned by joint ventures during the nine months ended September 30, 2003 was also partially offset by the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, resumed making rental payments to the joint venture during the second quarter of 2002. The tenant of the Property had previously experienced financial difficulties and had ceased making rental payments to the joint venture. Duluth Joint Venture had stopped recording rental revenues during the quarter ended March 31, 2002.

         Operating expenses, including depreciation expense, were $395,261 during the nine months ended September 30, 2003, as compared to $439,438 during the same period of 2002, $117,768 and $115,557 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. Operating expenses were higher during the nine months ended September 30, 2002, because the Partnership elected to reimburse the tenant of the Properties in Odessa, El Paso and Harlingen, Texas for certain renovation costs.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2003


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