Form 10-K
period 2003-12-31
CNL INCOME FUND VII LTD
filed 2004-03-30
CIK 856203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 20 Properties directly and held interests in 15 Properties through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership purchased an additional interest in TGIF Pittsburgh Joint Venture from CNL Income Fund XVIII, Ltd., an affiliate of the General Partners. During 2001, the Partnership reinvested the net sales proceeds from the sale of three of its Properties (two in Jacksonville, Florida and one in Lake City, Florida) in a Property in Baton Rouge, Louisiana that was acquired from CNL Funding 2001-A, LP, an affiliate of the General Partners. The Partnership also used the proceeds from the sale of the Property in Friendswood, Texas and the proceeds from the promissory note related to the 1995 sale of the Property in Florence, South Carolina to invest in CNL VII & XVII Lincoln Joint Venture with an affiliate of the General Partners to purchase and hold one restaurant Property and used the remaining proceeds from the promissory note to invest in CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners to construct and hold one restaurant Property. In addition, during 2001, the Partnership sold its
Properties in Daytona Beach, Gainesville, and Saddlebrook, Florida. In connection with the sale of the Property in Daytona Beach, Florida, the Partnership accepted a promissory note in the principal sum of $103,581. During 2002, the Partnership collected the outstanding principal balance in full.

         During the year ended December 31, 2002, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, sold its Property in Columbus, Ohio and used the proceeds from the sale to acquire a Property in Dallas, Texas. In addition, during 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan and the Partnership used a portion of the return of capital from its pro-rata share of the net sales proceeds relating to this Property to make an additional contribution of approximately $63,900 to CNL Mansfield Joint Venture. In 2002, the Partnership also used a portion of the net sales proceeds from the 2001 sale of its properties in Saddlebrook, Gainesville and Daytona Beach, Florida to enter into a joint venture arrangement, Arlington Joint Venture, with an affiliate of the General Partners, to hold one restaurant property. Also during 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 79% interest, sold its Property in Mansfield, Texas and reinvested the proceeds in a Property in Arlington, Texas.

         As of December 31, 2003, the Partnership owned 18 Properties directly and held interests in 17 Properties indirectly through joint venture or tenancy in common arrangements. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

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

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 35 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase that Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 2003, two lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), each contributed more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, three Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral"), Hardee's, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues in 2003 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.


Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

             Entity Name             Year     Ownership                Partners                 Property

    San Antonio  #849 Joint          1990       83.30%      Various third party partners     San Antonio, TX
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




         CNL Restaurant Investments II was formed to hold six Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Currently, CNL Restaurant Investments II owns five Properties because during 2002 the joint venture sold a Property and distributed the net sales proceeds to the Partnership and the other co-venturers. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of San Antonio #849 Joint Venture and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to tenant  inquiries  and  notices,  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2003, the Partnership owned 35 Properties. Of the 35 Properties, 18 are owned by the Partnership in fee simple, 13 are owned indirectly through joint venture arrangements and four are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 20,600 to 110,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by state.

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
                                                                =======

         Buildings. Generally, each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, the building located on the Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The Partnership's buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 700 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements), for federal income tax purposes was $16,104,595 and $22,548,895, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by Restaurant Chain.

                Restaurant Chain                         Number of Properties

                Bennigan's                                             1
                Burger King                                            6
                Checkers                                               1
                Chevy's Fresh Mex                                      1
                Golden Corral                                          6
                Hardee's                                               6
                IHOP                                                   1
                Jack in the Box                                        4
                KFC                                                    1
                Mama Fu's Noodle House                                 1
                Rally's                                                1
                Roadhouse Grill                                        1
                Sonny's Bar-B-Q                                        1
                Taco Bell                                              1
                Taco Cabana                                            2
                TGI Friday's                                           1
                                                                  -------
                TOTAL PROPERTIES                                      35
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for each of the years ended December 31:

                                   2003              2002              2001               2000               1999
                               -------------     -------------    ---------------     --------------     --------------


Rental Revenues (1)             $ 2,887,017       $ 2,832,401        $ 2,686,849        $ 2,801,210        $ 2,902,968
Properties                               35                35                 35                 35                 40
Average Rent per
     Property                     $  82,486         $  80,926          $  76,767          $  80,035          $  72,574
Occupancy Rate                         100%              100%               100%               100%               100%



(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned indirectly through joint venture and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number              Annual Rental              Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       -----------------     --------------------------

              2004                              1              $   137,061                   4.69%
              2005                              7                  522,156                  17.85%
              2006                              1                   60,826                   2.08%
              2007                             --                       --                      --
              2008                              2                  124,884                   4.27%
              2009                             --                       --                      --
              2010                              9                  730,546                  24.97%
              2011                             --                       --                      --
              2012                              4                  328,339                  11.22%
              2013                             --                       --                      --
              Thereafter                       11                1,021,645                  34.92%
                                        ----------       ------------------           -------------
              Total                            35             $  2,925,457                 100.00%
                                        ==========       ==================           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective properties, is a party to, or subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,120 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan was $.95 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                           2003 (1)                                 2002 (1)
                                --------------------------------         -------------------------------
                                    High        Low         Average       High       Low       Average
                                  ---------   ---------    ----------    --------   -------   ----------

        First Quarter                $  .95       $  .60       $   .89      $ .79      $ .60      $  .66
        Second Quarter                 2.38          .69          1.05         (2 )       (2 )        (2 )
        Third Quarter                   .79          .79           .79        .95        .95         .95
        Fourth Quarter                  .95          .83           .92       1.00        .60         .83

(1) A total of 415,931 and 118,320 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the plan.

         The capital contribution per Unit was $1. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $2,700,000 to the Limited Partners. Distributions of $675,000 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2003 and 2002. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

Year ended December 31:                      2003            2002            2001           2000           1999
                                         --------------  -------------- --------------- -------------- --------------


   Continuing Operations:
      Revenues                             $ 1,890,982     $ 1,886,389     $ 2,043,814    $ 2,404,733    $ 2,581,576
   Equity in earnings of
      unconsolidated joint ventures            863,472       1,027,311         717,096        456,050        429,997

   Net income (1)                            2,228,667       2,343,522       2,215,570      3,221,515      2,545,690

   Income per Unit:
      Continuing operations                      0.074           0.078           0.074          0.107          0.085

   Cash distributions declared               2,700,000       2,700,000       2,700,000      2,700,000      2,700,000

   Cash distributions declared per
      Unit                                       0.090           0.090           0.090          0.090          0.090

   At December 31:
      Total assets                         $24,270,530    $ 24,712,885    $ 25,073,220   $ 25,607,914   $ 25,146,133
      Total partners' capital               23,368,760      23,840,093      24,196,571     24,681,001     24,159,486

(1) Net income for the years ended December 31, 2001, 2000, and 1999, includes $382,122, $878,347, and $189,826, respectively, from gains on sale of assets.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $30,000 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001, 2002 and 2003, the Partnership owned 18 Properties directly and held interest in 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,731,994, $2,648,131, and $2,479,263, for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in cash from operating activities during 2003 and 2002, each as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other significant sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sales of two Properties in Jacksonville, Florida and the Property in Lake City, Florida in a Jack in the Box Property in Baton Rouge, Louisiana for a purchase price of approximately $1,495,700. The Partnership acquired the Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. The Partnership reinvested the remaining net sales proceeds in additional joint venture Properties. A portion of the transaction relating to the sales of these Properties and the reinvestment of the net sales proceeds in additional Properties qualified as a like-kind exchange transaction for federal income tax purposes.

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

         In April 2001, the Partnership used a portion of the proceeds from the 2000 sale of the Property in Friendswood, Texas and a portion of the amount collected from the promissory note accepted in connection with the 1995 sale of a Property in Florence, South Carolina, to invest in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the General Partners, to purchase and hold a Property in Lincoln, Nebraska for a total purchase price of $1,740,374. The joint venture acquired the Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid represents the costs incurred by CNL BB Corp. to acquire and carry the Property. The Partnership owns a 14% interest in the profits and losses of the joint venture.

         In August 2001, the Partnership used the other portion of the amount collected from the promissory note to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the General Partners, to purchase and construct one restaurant Property in Columbus, Georgia. During 2001, the Partnership contributed approximately $1,025,500 to purchase land and pay for construction costs relating to the joint venture and contributed $76,700 during 2002 to complete the construction. The Partnership owns a 68.75% interest in the profits and losses of this joint venture.

         In November 2001, the Partnership sold its Properties in Daytona Beach and Gainesville, Florida to the tenant in accordance with the purchase option under the lease agreements and received aggregate net sales proceeds of
$499,813, resulting in a gain of $184,894. In connection with the sales of the Properties, the Partnership received $396,232 in cash and accepted an uncollateralized promissory note in the amount of $103,581 related to the Property in Daytona Beach, Florida. In October 2002, the Partnership received a payment of $114,304 which included the outstanding principal balance and $10,723 of accrued interest.

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

         At December 31, 2003, the Partnership had $979,093 invested in cash and cash equivalents as compared to $972,797 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit and money market accounts at commercial banks. As of December 31, 2003, the average interest rate earned on rental income held in demand deposit and money market accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,700,000 for each of the years ended December 31, 2003, 2002, and 2001. This represents distributions of $0.090 per Unit for each of the years ended December 31, 2003, 2002, and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $11,333 and $13,151, respectively, to affiliates for accounting and administrative services and other amounts. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, of the Partnership were $754,240 at December 31, 2003, as compared to $720,696 at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating methods. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.



Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations for the Partnership and its consolidated joint venture were $1,769,553 for the year ended December 31, 2003 as compared to $1,780,431 during the same period of 2002. Rental revenues from continuing operations during the year ended December 31, 2003 remained constant, as compared to the year ended December 31, 2002, since there was no change in the leased property portfolio.

         The Partnership also earned $91,566 in contingent rental income for the year ended December 31, 2003 as compared to $74,165 for the same period of 2002. The increase in contingent rental income during 2003 was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2003 and 2002, the Partnership earned $863,472 and $1,027,311, respectively, attributable to net income earned by unconsolidated joint ventures. Net income earned by joint ventures was higher during 2002 as compared to 2003 because in August 2002, Mansfield Joint Venture, in which the Partnership owns a 79% interest, sold the Property in Mansfield, Texas. The Partnership recorded its pro-rata share of the gain resulting from the sale of this Property as equity in earnings. The net sales proceeds were reinvested in a Property in Arlington, Texas. In addition, in June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns an 18% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan to the tenant. The Partnership recorded its pro-rata share of the gains resulting from the sales of these Properties as equity in earnings. The decrease in net income earned by unconsolidated joint ventures during 2003 was partially offset by earnings related to Arlington Joint Venture which the Partnership acquired in June 2002. The decrease in net income earned by joint ventures during 2003 was also partially offset by the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 56% interest, resumed making rental payments to the joint venture during the second quarter of 2002. The tenant of the Property had previously experienced financial difficulties and had ceased making rental payments to the joint venture. Duluth Joint Venture had stopped recording rental revenues during the quarter ended March 31, 2002.

         During the year ended December 31, 2003, two lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), each contributed more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to six restaurants, and Jack in the Box Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation and Jack in the Box Inc., each will continue to contribute more than 10% of the Partnership's total rental revenues during 2004. In addition, during the year ended December 31, 2003, three Restaurant Chains, Golden Corral, Hardee's and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $29,863 and $31,793, respectively, in interest and other income.

         Operating expenses, including depreciation expense, were $502,837 for the year ended December 31, 2003 as compared to $551,657 for the same period of 2002. Operating expenses were higher during 2002 due to the fact that the Partnership elected to reimburse the tenant of the Properties in El Paso, Harlingen, and Odessa, Texas for certain renovation costs.

         In addition, the decrease in operating expenses during 2003, as compared to the same period of 2002, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In October 2003, CNL Restaurant Investments II entered into negotiations with a third party to sell the Property in San Antonio, Texas.

         The financial results of this Property are reflected as discontinued operations in the combined condensed joint venture financial information presented in the footnotes to the accompanying financial statements.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations for the Partnership and its consolidated joint venture were $1,780,431 for the year ended December 31, 2002 as compared to $1,866,700 during the same period of 2001. The decrease in rental revenues from continuing operations was primarily due to the sales of several of the Partnership's Properties during 2001 and the reinvestment of the net sales proceeds in a joint venture during 2002. As a result, net income earned by joint ventures increased in 2002 while rental revenues from continuing operations decreased. The decrease in rental revenues from continuing operations was partially offset by the fact that in January 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Baton Rouge, Louisiana.

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

         During 2001, the Partnership collected the outstanding balance of the mortgage note relating to the 1995 sale of the Property in Florence, South Carolina and recognized $122,996 of previously deferred gain related to the sale of the Property. The Partnership recorded the sale using the installment method, and as such, the gain was deferred and recognized as income proportionally as payments under the mortgage note were collected.

         As a result of the sales of several Properties during 2001, the Partnership recognized gains totaling $382,122.

         During the year ended December 31 2002, CNL Restaurant Investments II and CNL Mansfield Joint Venture identified and sold three Properties that are reflected as discontinued operations in the combined condensed joint venture financial information presented in the footnotes to the accompanying financial statements. During 2002, CNL Restaurant Investments II sold its Property in Columbus, Ohio to the tenant and recognized a gain of approximately $448,300 and sold its Property in Pontiac, Michigan to the tenant resulting in a loss of approximately $189,800. CNL Mansfield Joint Venture sold its Property in Mansfield, Texas and recognized a gain of approximately $269,800. The financial results of these Properties are reflected as discontinued operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenants exercised their option to purchase the Properties under the terms of their respective leases and the proceeds from the sales were reinvested in additional income producing Properties.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS



                                                                         Page
Report of Independent Certified Public Accountants                        17

Financial Statements:
     Balance Sheets                                                       18

     Statements of Income                                                 19

     Statements of Partners' Capital                                      20

     Statements of Cash Flows                                          21-22

     Notes to Financial Statements                                     23-34

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund VII, Ltd.

In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VII, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                              2003                  2002
                                                                         ----------------     -----------------

                                ASSETS

   Real estate properties with operating leases, net                        $ 10,885,752          $ 11,109,588
   Net investment in direct financing leases                                   2,221,535             2,344,317
   Investment in joint ventures                                                8,985,452             9,083,991
   Cash and cash equivalents                                                     979,093               972,797
   Receivables                                                                    94,390                68,597
   Accrued rental income                                                       1,018,973             1,042,794
   Other assets                                                                   85,335                90,801
                                                                         ----------------     -----------------

                                                                            $ 24,270,530          $ 24,712,885
                                                                         ================     =================

                   LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $    6,203            $    4,551
   Distributions payable                                                         675,000               675,000
   Due to related parties                                                         11,333                13,151
   Rents paid in advance                                                          73,037                41,145
                                                                         ----------------     -----------------
            Total liabilities                                                    765,573               733,847

   Minority interest                                                             136,197               138,945

   Partners' capital                                                          23,368,760            23,840,093
                                                                         ----------------     -----------------

                                                                            $ 24,270,530          $ 24,712,885
                                                                         ================     =================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                      2003                 2002                2001
                                                                ------------------   ------------------   ---------------

Revenues:
     Rental income from operating leases                            $   1,489,994        $   1,486,761      $  1,559,410
     Earned income from direct financing leases                           279,559              293,670           307,290
     Contingent rental income                                              91,566               74,165            75,571
     Interest and other income                                             29,863               31,793           101,543
                                                                ------------------   ------------------   ---------------
                                                                        1,890,982            1,886,389         2,043,814
                                                                ------------------   ------------------   ---------------
Expenses:
     General operating and administrative                                 231,555              237,355           273,351
     Property related                                                      12,116               61,025            75,250
     State and other taxes                                                 35,330               29,446            33,922
     Depreciation                                                         223,836              223,831           246,735
     Provision for write-down of assets                                        --                   --           279,862
                                                                ------------------   ------------------   ---------------
                                                                          502,837              551,657           909,120
                                                                ------------------   ------------------   ---------------

Income before gain on sale of assets, minority interest
and equity in earnings of unconsolidated joint
     ventures                                                           1,388,145            1,334,732         1,134,694

Gain on sale of assets                                                         --                   --           382,122

Minority interest                                                         (22,950 )            (18,521 )         (18,342 )

Equity in earnings of unconsolidated joint ventures                       863,472            1,027,311           717,096
                                                                ------------------   ------------------   ---------------

Net income                                                          $   2,228,667        $   2,343,522      $  2,215,570
                                                                ==================   ==================   ===============

Income per limited partner unit                                       $     0.074          $     0.078        $    0.074
                                                                ==================   ==================   ===============

Weighted average number of
     limited partner units outstanding                                 30,000,000           30,000,000        30,000,000
                                                                ==================   ==================   ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001


                                                General Partners                                  Limited Partners
                                  --------------------------------------     -----------------------------------------------------
                                                         Accumulated                                               Accumulated
                                    Contributions         Earnings         Contributions       Distributions         Earnings
                                  ------------------   ----------------   -----------------   ----------------   -----------------


Balance, December 31, 2000          $     1,000        $   229,931       $  30,000,000      $ (28,277,623 )     $  26,167,693

    Distributions to limited
      partners ($0.090 per
      limited partner unit)                  --                 --                  --         (2,700,000 )                --
    Net income                               --                 --                  --                 --           2,215,570
                                 ---------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                1,000            229,931          30,000,000        (30,977,623 )        28,383,263

    Distributions to limited
      partners ($0.090 per
      limited partner unit)                  --                 --                  --         (2,700,000 )                --
    Net income                               --                 --                  --                 --           2,343,522
                                 ---------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                1,000            229,931          30,000,000        (33,677,623 )        30,726,785

    Distributions to limited
      partners ($0.090 per
      limited partner unit)                  --                 --                  --         (2,700,000 )                --
    Net income                               --                 --                  --                 --           2,228,667
                                 ---------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003          $     1,000        $   229,931       $  30,000,000      $ (36,377,623 )     $  32,955,452
                                 ===============   ================   =================   ================   =================

                 See accompanying notes to financial statements.

  Syndication
     Costs            Total
 --------------   --------------



 $ (3,440,000 )    $24,681,001



        --       (2,700,000 )
        --        2,215,570
--------------   --------------

(3,440,000 )     24,196,571



        --       (2,700,000 )
        --        2,343,522
--------------   --------------

(3,440,000 )     23,840,093



        --       (2,700,000 )
        --        2,228,667
--------------   --------------

 $ (3,440,000 )    $23,368,760
 ==============   ==============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                 Year Ended December 31,
                                                                       2003                  2002                2001
                                                                  ----------------    -------------------    ---------------

Cash Flows from Operating Activities:
      Net income                                                      $  2,228,667          $  2,343,522        $   2,215,570
                                                                  -----------------   -------------------   ------------------

      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                                  223,836               223,831              246,735
             Amortization of net investment in direct financing            122,782               108,647               95,360
                leases
             Minority interest                                              22,950                18,521               18,342
             Gain on sale of assets                                             --                    --             (382,122 )
             Provision for loss on real estate properties                       --                    --              279,862
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                              98,539               (66,871 )              9,531
             Decrease (increase) in receivables                            (25,839 )               5,546               12,254
             Decrease (increase) in due from related parties                    46                12,922              (11,712 )
             Decrease in interest receivable                                    --                 1,136               18,335
             Decrease (increase) in other assets                             5,466               (13,906 )             10,635
             Decrease in accrued rental income                              23,821                15,795               14,159
             Increase (decrease) in accounts payable and
                accrued expenses                                             1,652                (7,755 )            (19,109 )
             Decrease in due to related parties                             (1,818 )              (8,686 )            (45,978 )
             Increase in rents paid in advance                              31,892                15,429               17,401
                                                                  -----------------   -------------------   ------------------
                  Total adjustments                                        503,327               304,609              263,693
                                                                  -----------------   -------------------   ------------------


Net cash provided by operating activities                                2,731,994             2,648,131            2,479,263
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Investing Activities:
      Additions to real estate properties with operating leases                 --                    --           (1,495,699 )
      Proceeds from sale of real estate properties                              --                    --            1,094,282
      Investment in certificate of deposit                                      --                    --              100,000
      Investment in joint ventures                                              --              (934,800 )         (1,769,135 )
      Return of capital from joint venture                                      --               129,888                   --
      Decrease in restricted cash                                               --                    --            1,503,682
      Collections on mortgage notes receivable                                  --               103,581            1,101,865
                                                                  -----------------   -------------------   ------------------
         Net cash (used in) provided by investing activities                    --              (701,331 )            534,995
                                                                  -----------------   -------------------   ------------------

   Cash Flows from Financing Activities:
      Distributions to limited partners                                 (2,700,000 )          (2,700,000 )         (2,700,000 )
      Distributions to holders of minority interest                        (25,698 )             (21,366 )            (20,920 )
                                                                  -----------------   -----------------     ------------------
         Net cash used in financing activities                          (2,725,698 )          (2,721,366 )         (2,720,920 )
                                                                  -----------------   -------------------   ------------------

Net increase (decrease) in cash and cash equivalents                         6,296              (774,566 )            293,338

Cash and cash equivalents at beginning of year                             972,797             1,747,363            1,454,025
                                                                  -----------------   -------------------   ------------------

Cash and cash equivalents at end of year                              $    979,093          $    972,797        $   1,747,363
                                                                  =================   ===================   ==================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                                    2003               2002              2001
                                                              -----------------   ---------------    --------------


Supplemental Schedule of Non-Cash Financing Activities:

         Promissory note accepted in exchange for
             sale of land and building                                $     --           $    --        $  103,581
                                                              =================   ===============    ==============

         Distributions declared and unpaid at
             December 31                                           $   675,000        $  675,000     $     675,000
                                                              =================   ===============    ==============

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001 tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $259,700, $274,800 and $264,900, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

         Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassification had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                        2003                 2002
                                                                  -----------------    -----------------

                 Land                                                 $  6,756,854         $  6,756,854
                 Buildings                                               6,714,927            6,714,927
                                                                  ----------------      ----------------
                                                                        13,471,781           13,471,781

                 Less accumulated depreciation                          (2,586,029 )         (2,362,193 )
                                                                  -----------------    -----------------

                                                                      $ 10,885,752         $ 11,109,588
                                                                  =================    =================

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                        2004                        1,512,739
                        2005                        1,210,453
                        2006                        1,005,436
                        2007                          984,805
                        2008                          884,882
                        Thereafter                  3,697,918
                                              ----------------
                                                 $  9,296,233
                                              ================

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                               2003                 2002
                                                                         -----------------    -----------------

          Minimum lease payments receivable                                 $   2,821,213        $   3,223,555
          Estimated residual values                                               768,233              768,233
          Less unearned income                                                 (1,367,911 )         (1,647,471 )
                                                                        -----------------    -----------------

          Net investment in direct financing leases                         $   2,221,535        $   2,344,317
                                                                         =================    =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                             2004                           402,342
                             2005                           402,342
                             2006                           402,342
                             2007                           402,342
                             2008                           402,342
                             Thereafter                     809,503
                                                      --------------

                                                      $   2,821,213
                                                     ===============

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures

         The Partnership has an 18% interest, a 4.79% interest, a 79% interest, a 56% interest, a 36.88% interest, a 14% interest, a 68.75% interest and a 79% interest in the profits and losses of CNL Restaurant Investments II, Des Moines Real Estate Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture, CNL VII, XV Columbus Joint Venture and Arlington Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 53% interest in a property in Smithfield, North Carolina, with an affiliate of the general partners, as tenants-in-common, a 35.64% interest in a property in Miami, Florida, with affiliates of the general partners, as tenants-in-common, a 71% interest in a property in Montgomery, Alabama, with an affiliate of the general partners, as tenants-in-common and a 43% interest in a property in Colorado Springs, Colorado, with an affiliate of the general partners, as tenants-in-common. Amounts relating to its investment are included in investment in joint ventures.

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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         In October 2003, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation upon identifying the property as held for sale.

         The financial results for the Columbus, Ohio; Pontiac, Michigan; Mansfield, Texas and San Antonio, Texas properties are reflected as discontinued operations in the condensed financial information presented below.

         As of December 31, 2003, CNL Restaurant Investments II owns five properties. Des Moines Joint Venture, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII & XVII Lincoln Joint Venture, CNL VII, XV Columbus Joint Venture and Arlington Joint Venture each own one property. In addition, the Partnership and affiliates, in four separate tenancy in common arrangements, each own one property.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common with affiliates at:

                                                                                  December 31,
                                                                         2003                        2002
                                                                  --------------------         -----------------


          Real estate properties with operating leases,
          net                                                          $   18,124,486             $  18,531,334
          Net investment in direct financing leases                    $    1,719,424                 1,743,852
          Real estate held for sale                                           724,380                   739,968
          Cash                                                                 89,783                    52,263
          Receivables                                                              --                     2,445
          Accrued rental income                                               539,816                   424,858
          Other assets                                                             --                       512
          Liabilities                                                         172,186                   149,219
          Partners' capital                                                21,025,703                21,346,013


                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued


                                                                          Years ended December 31,
                                                                 2003              2002             2001
                                                            ---------------   ---------------  ---------------

          Continuing Operations:
            Revenues                                          $  2,395,721       $ 2,193,739     $  2,016,556
            Expenses                                              (422,734 )        (430,185 )       (341,214 )
            Provision for write-down of assets                          --           (65,755 )             --
                                                            ---------------   ---------------  ---------------
                   Income from continuing operations             1,972,987         1,697,799        1,675,342
                                                            ---------------   ---------------  ---------------

          Discontinued Operations:
            Revenues                                                95,285           262,492          296,225
            Expenses                                               (15,988 )         (46,760 )        (65,841 )
            Gain on disposal of assets                                  --           528,296               --
                                                            ---------------   ---------------  ---------------
            Income from discontinued operations                     79,297           744,028          230,384
                                                            ---------------   ---------------  ---------------
          Net income                                         $   2,052,284       $ 2,441,827     $  1,905,726
                                                            ===============   ===============  ===============


         The Partnership recognized income totaling $863,472, $1,027,311, and $717,096 for the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and the properties held as tenants in common with affiliates.

5.       Allocations and Distributions

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

                            CNL INCOME FUND VII, LTD
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Allocations and Distributions - Continued

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

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distribution during the years ended December 31, 2003, 2002 and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $2,700,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2003               2002             2001
                                                               -------------      -------------     ------------

           Net income for financial reporting purposes          $ 2,228,667         $2,343,522      $ 2,215,570

           Effect of timing differences relating to
               depreciation                                         (20,814 )          (17,790 )        (14,382 )

           Effect of timing differences relating to
               gains/losses on property sales                            --                 --          109,317

           Provision for loss on assets                                  --                 --          279,862

           Direct financing leases recorded as operating
               leases for tax reporting purposes                    128,479            108,647           95,360

           Effect of timing differences relating to equity
               in earnings of unconsolidated joint ventures         (30,536 )         (318,050 )        (59,325 )

           Accrued rental income                                     23,821             12,040           14,159

           Rents paid in advance                                     31,891              4,628           17,901

           Effect  of   timing   differences   relating   to
               minority interest                                       (728 )           12,630             (728 )

           Effect  of   timing   differences   relating   to
               allowance for doubtful accounts                           --                 --             (504 )

           Other                                                       (294 )               --               --
                                                               -------------      -------------     ------------

           Net income for federal income tax purposes           $ 2,360,486         $2,145,627      $ 2,657,230
                                                               =============      =============     ============

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the properties held as tenants-in-common with affiliates, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fee will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2003, 2002, and 2001.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2003, 2002, and 2001.

         During  the  years  ended  December  31,  2003,  2002,  and  2001,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership. The Partnership incurred $136,203, $166,302, and $170,123 for the years ended December 31, 2003,
         2002, and 2001, respectively, for such services.

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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

7.       Related Party Transactions - Continued

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

         The amounts due to related parties totaled $11,333 and $13,151 at December 31, 2003 and 2002, respectively.

8.       Concentration of Credit Risk

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

                                                                2003              2002               2001
                                                            -------------     -------------      -------------


                  Golden Corral Corporation                    $ 789,309         $ 766,789          $ 763,975
                  Jack in the Box Inc.                           383,219           366,284            349,985
                  Waving Leaves, Inc.                                N/A               N/A            283,072


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

                                                                 2003              2002               2001
                                                             -------------     --------------     -------------


             Golden Corral Buffet and Grill                     $ 789,309          $ 766,789         $ 763,975
             Hardees                                              403,536            415,447           426,841
             Jack in the Box                                      383,219            366,284           349,985
             Burger King                                              N/A                N/A           305,348


         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the restaurant chain did not represent more than 10% of the Partnership's total rental revenues and mortgage interest income.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                2003 Quarter             First          Second          Third          Fourth             Year
         ---------------------------- ------------  ---------------  ------------  ---------------   ---------------


         Revenues                        $443,696       $  444,089   $   468,591    $     534,516     $   1,890,892
         Equity in earnings of
              unconsolidated
              joint ventures              213,573          217,242       214,710          217,947           863,472
         Net Income                       492,599          539,156       556,656          640,256         2,228,667

         Income per limited
              partner unit               $  0.016        $   0.018      $  0.019        $   0.021         $   0.074



                2002 Quarter             First          Second          Third          Fourth             Year
         ---------------------------- ------------  ---------------  ------------  ---------------   ---------------

         Revenues                        $455,426       $  426,613     $ 486,651       $  517,699       $ 1,886,389
         Equity in earnings of
              unconsolidated
              joint ventures              155,988          244,877       426,399          200,047         1,027,311
         Net Income                       450,360          534,578       757,687          600,897         2,343,522

         Income per limited
              partner unit               $  0.015        $   0.018      $  0.025        $   0.020         $   0.078


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


Item 9A.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                 Amount Incurred
          Type of Compensation                                                                    For the Year
              and Recipient                          Method of Computation                   Ended December 31, 2003

Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Accounting    and     administrative
operating expenses                            at the  lower  of cost or 90% of the     services: $136,203
                                              prevailing rate at which  comparable
                                              services  could  have been  obtained
                                              in   the   same   geographic   area.
                                              Affiliates  of the General  Partners
                                              from  time  to  time  incur  certain
                                              operating  expenses on behalf of the
                                              Partnership     for     which    the
                                              Partnership      reimburses      the
                                              affiliates without interest.

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



                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
              and Recipient                          Method of Computation                   Ended December 31, 2003
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real     $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon    sale    of   one   or   more
                                              Properties,  in an  amount  equal to
                                              the  lesser  of  (i)  one-half  of a
                                              competitive real estate  commission,
                                              or (ii)  three  percent of the sales
                                              price    of   such    Property    or
                                              Properties.   Payment  of  such  fee
                                              shall be made only if  affiliates of
                                              the  General   Partners   provide  a
                                              substantial  amount of  services  in
                                              connection   with   the  sale  of  a
                                              Property or Properties  and shall be
                                              subordinated   to  certain   minimum
                                              returns  to  the  Limited  Partners.
                                              However,  if the net sales  proceeds
                                              are   reinvested  in  a  replacement
                                              Property,   no  such   real   estate
                                              disposition  fee  will  be  incurred
                                              until such  replacement  Property is
                                              sold and the net sales  proceeds are
                                              distributed.

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


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
              and Recipient                          Method of Computation                   Ended December 31, 2003

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

Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                           2003                                 2002
                                                      ----------------                    -----------------

          Audit Fees (1)                                   $   10,695                           $    8,600
          Tax Fees (2)                                          3,171                                4,651
                                                      ----------------                    -----------------
               Total                                       $   13,866                           $   13,251
                                                      ================                    =================



    (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

    (2)    Tax Fees relates to tax consulting and compliance services.

  Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2003 and 2002

                  Statements  of Income for the years ended  December  31, 2003,
                    2002, and 2001

                  Statements of Partners'  Capital for the years ended  December
                    31, 2003, 2002, and 2001

                  Statements  of Cash  Flows for the years  ended  December  31,
                    2003, 2002, and 2001

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 2003, 2002, and 2001

                  Schedule  III - Real Estate and  Accumulated  Depreciation  at
                    December 31, 2003

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                    Depreciation at December 31, 2003

                  Schedule IV - Loans on Real Estate at December 31, 2003

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

      (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2003 through December 31, 2003.

      (c)         Not applicable.

      (d)         Other Financial Information

                  The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2003. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2004.

                                           CNL INCOME FUND VII, LTD.

                                           By:      CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ----------------------
                                                    ROBERT A. BOURNE, President


                                           By:      ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ----------------------
                                                    ROBERT A. BOURNE

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

              Signature                                    Title                                   Date

/s/  Robert  A. Bourne                     President,   Treasurer  and  Director              March 25, 2004
     ---------------
     Robert A. Bourne                      (Principal        Financial       and
                                           Accounting Officer)

/s/  James M. Seneff, Jr.                 Chief Executive  Officer and Director              March 25, 2004
     ----------------
     James M. Seneff, Jr.                 (Principal Executive Officer)

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001


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

  2001        Allowance for
                  doubtful
                  accounts (a)        $  10,349          $    --           $    --        $   9,845 (b)      $   504        $   --
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

  2003        Allowance for
                  doubtful
                  accounts (a)           $   --          $    --           $    --           $   --           $   --        $   --
                                  ==============  ===============  ================    =============     ============  ============


      (a) Deducted from receivables and accrued rental income on the balance sheet.

      (b)  Amounts written off as uncollectible.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003




                                                                Subsequent To     Net Cost Basis at Which
                                          Initial Cost           Acquisition         Carried at Close of Period (c)
                                 ---------------------  ----------------------------------------------------
                     Encum-                 Buildings anImprove-   Carrying          Buildings and
                    brances        Land      Improvementsments     Costs    Land     Improvements  Total
                    ---------    ---------  ---------------------  ------ ---------- -----------------------


Burger King Restaurants:
   Jefferson City, Tenn-ssee     $216,633    $546,967          -       -   $216,633    $546,967    $763,600
   Sierra Vista, Arizon-          421,170           -          -       -    421,170          (e)    421,170

Checkers Drive-In Restaurant:
   Winter Springs, Flor-da        397,536           -          -       -    397,536           -     397,536

Mama Fu's Noodle House
   Marietta, Georgia   -          534,421     507,133          -       -    534,421     507,133   1,041,554

Golden Corral Buffet and Grill:
       Odessa, Texas   -          502,364     815,831          -       -    502,364     815,831   1,318,195
       Midland, Texas  -          481,748     857,185          -       -    481,748     857,185   1,338,933
       El Paso, Texas  -          745,506           -    802,132       -    745,506     802,132   1,547,638
       Harlingen, Texas-          503,799           -    890,878       -    503,799     890,878   1,394,677

Hardee's Restaurants:
   Akron, Ohio         -          198,086           -          -       -    198,086          (e)    198,086
   Dalton, Ohio        -          180,556           -          -       -    180,556          (e)    180,556
   Minerva, Ohio       -          143,775           -          -       -    143,775          (e)    143,775
   Orrville, Ohio      -          176,169           -          -       -    176,169          (e)    176,169
   Seville, Ohio       -          245,648           -          -       -    245,648          (e)    245,648
   Clinton, Tennessee  -          295,861           -          -       -    295,861          (e)    295,861

Jack in the Box Restaurants:
   Baton Rouge, Lousian-a         562,533     933,167          -       -    562,533     933,167   1,495,700
   San Antonio, Texas  -          525,720           -    381,591       -    525,720     381,591     907,311

KFC Restaurant:
   Arcadia, Florida    -          175,020     333,759          -       -    175,020     333,759     508,779

Rally's Restaurant:
   Toledo, Ohio        -          281,880     196,608     47,002       -    281,880     243,610     525,490

Taco Bell Restaurant:
   Detroit, Michigan   -          168,429           -    402,674       -    168,429     402,674     571,103
                                 ---------  ----------  ---------  ------ ---------- ----------- -----------

                                 $6,756,854 $4,190,650  $2,524,277     -  $6,756,854 $6,714,927  $13,471,781
                                 =========  ==========  =========  ====== ========== =========== ===========


Burger King Restaurant:
   Sierra Vista, Arizon-                -           -   $333,212       -          -          (e)         (e)

Hardee's Restaurants:
   Akron, Ohio         -                -     540,215          -       -          -          (e)         (e)
   Dalton, Ohio        -                -     490,656          -       -          -          (e)         (e)
   Minerva, Ohio       -                -     436,663          -       -          -          (e)         (e)
   Orrville, Ohio      -                -     446,337          -       -          -          (e)         (e)
   Seville, Ohio       -                -     487,630          -       -          -          (e)         (e)
   Clinton, Tennessee  -                -     338,216          -       -          -          (e)         (e)

                                        -   $2,739,717  $333,212       -
                                 =========  ==========  =========  ======

                            Life on Which
                            Depreciation in
            Date            Latest Income
Accumulated of Con-Date     Statement is
DepreciationstructiAcquired  Computed
--------------------------------------





  $247,755  1988   01/90       (b)
         -  1990   06/90       (d)


        (f)   -    07/94       (f)


   121,198  1994   10/96       (b)


   374,162  1990   03/90       (b)
   392,582  1990   04/90       (b)
   355,207  1990   05/90       (b)
   396,953  1990   06/90       (b)


         -  1990   11/90       (d)
         -  1990   11/90       (d)
         -  1990   11/90       (d)
         -  1990   11/90       (d)
         -  1990   11/90       (d)
         -  1992   09/92       (d)


    93,315  2000   01/01       (b)
   170,828  1990   05/90       (b)


   149,139  1985   08/90       (b)


   105,501  1990   01/91       (b)


   179,389  1990   06/90       (b)
-----------

$2,586,029
===========



        (d) 1990   06/90       (d)


        (d) 1990   11/90       (d)
        (d) 1990   11/90       (d)
        (d) 1990   11/90       (d)
        (d) 1990   11/90       (d)
        (d) 1990   11/90       (d)
        (d) 1992   09/92       (d)

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                         -----------------    ----------------

          Properties the Partnership has Invested
            in Under Operating Leases:

               Balance, December 31, 2000                                    $  13,522,600       $  2,225,560
                Acquisitions                                                     1,495,700                 --
               Dispositions                                                     (1,546,519)          (333,933 )
               Depreciation expense                                                     --            246,735
                                                                         -----------------    ----------------

               Balance, December 31, 2001                                       13,471,781          2,138,362
               Depreciation expense                                                     --            223,831
                                                                         -----------------    ----------------

               Balance, December 31, 2002                                       13,471,781          2,362,193
               Depreciation expense                                                     --            223,836
                                                                         -----------------    ----------------

               Balance, December 31, 2003                                    $  13,471,781         $2,586,029
                                                                         =================    ================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $ 16,104,595 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(e) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)

                       SCHEDULE IV - LOANS ON REAL ESTATE

                                December 31, 2003


                                                                                                                      Principal
                                                                                                                      Amount of
                                                                                                                        Loans
                                                                                                                     Subject to
                                      Final           Periodic                      Face           Carrying          Delinquent
                      Interest       Maturity         Payment       Prior         Amount of        Amount of          Principal
   Description          Rate           Date            Terms        Liens         Mortgages      Mortgages(2)        or Interest
------------------    ---------  -----------------   -----------   ----------    -------------   --------------     -------------

Church's-
Daytona Beach,
   Florida             12.34%     November 2004         (1)            $ --        $ 103,581     $      --             $    --
                                                                   ----------    -------------   --------------     -------------

    Total                                                              $ --        $ 103,581     $      --             $    --
                                                                   ==========    =============   ==============     =============


(1) Monthly payments of interest only at an annual rate of 12.34%, with a balloon payment at maturity of $103,581.

(2)      The changes in the carrying amounts are summarized as follows:

                                                               2003               2002                2001
                                                         ------------------   ---------------     ---------------

             Balance at beginning of period                     $      --        $  104,717          $  994,593

             New promissory note                                       --                --             103,581

             Interest earned                                           --             9,587               9,243

             Collection of principal and interest                      --          (114,304  )       (1,125,696  )

             Recognition  of deferred  gain on sale
             of                                                        --                --             122,996
                 land and building
                                                         ------------------   ---------------     ---------------

             Balance at end of period                            $     --          $     --          $  104,717
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