Form 10-Q
period 2004-03-31
CNL INCOME FUND VII LTD
filed 2004-05-14
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                       March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Florida                                     59-2963871
---------------------------------          -------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


  450 South Orange Avenue
     Orlando, Florida                                    32801
------------------------------------------    ----------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                            ------------------------------------


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

                                    CONTENTS


                                                                                     Page

Part I.

         Item 1.           Financial Statements:

                               Condensed Balance Sheets                                1

                               Condensed Statements of Income                          2

                               Condensed Statements of Partners' Capital               3

                               Condensed Statements of Cash Flows                      4

                               Notes to Condensed Financial Statements                 5

         Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                     6-7

         Item 3.           Quantitative and Qualitative Disclosures About
                               Market Risk                                             7

         Item 4.           Controls and Procedures                                     7


Part II.

         Other Information                                                             8-9



                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2004                    2003
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  15,440,197           $  15,516,336
   Net investment in direct financing leases                                     3,021,881               3,057,744
   Investment in joint ventures                                                  5,215,444               5,226,092
   Cash and cash equivalents                                                     1,054,996                 995,838
   Receivables                                                                          --                  94,390
   Accrued rental income                                                         1,063,858               1,059,756
   Other assets                                                                     73,328                  85,335
                                                                         ------------------     -------------------

                                                                             $  25,869,704           $  26,035,491
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     24,288             $     6,324
   Real estate taxes payable                                                         9,068                   3,656
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           28,938                  11,333
   Rents paid in advance                                                            66,205                  81,463
   Deferred rental income                                                           84,233                  85,574
                                                                         ------------------     -------------------
       Total liabilities                                                           887,732                 863,350

   Minority interests                                                            1,803,955               1,803,381

   Partners' capital                                                            23,178,017              23,368,760
                                                                         ------------------     -------------------

                                                                             $  25,869,704           $  26,035,491
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               ---------------    ---------------
  Revenues:
      Rental income from operating leases                                         $   504,037         $  500,694
      Earned income from direct financing leases                                       92,529             96,662
      Contingent rental income                                                          2,037                627
      Interest and other income                                                           202                536
                                                                               ---------------    ---------------
                                                                                      598,805            598,519
                                                                               ---------------    ---------------

  Expenses:
      General operating and administrative                                             81,697             71,001
      Property related                                                                  1,567              5,509
      State and other taxes                                                            28,966             31,806
      Depreciation and amortization                                                    77,051             78,030
                                                                               ---------------    ---------------
                                                                                      189,281            186,346
                                                                               ---------------    ---------------

  Income before minority interests and equity in earnings of
  unconsolidated joint ventures                                                       409,524            412,173

  Minority interests                                                                  (48,902)           (46,195)

  Equity in earnings of unconsolidated joint ventures                                 123,635            126,621
                                                                               ---------------    ---------------

  Net income                                                                      $   484,257         $  492,599
                                                                               ===============    ===============

  Income per limited partner unit                                                 $     0.016              0.016
                                                                               ===============    ===============

  Weighted average number of limited partner
      units outstanding                                                            30,000,000         30,000,000
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2004                  2003
                                                                        -------------------    ------------------

General partners:
    Beginning balance                                                         $    230,931          $    230,931
    Net income                                                                          --                    --
                                                                        -------------------    ------------------
                                                                                   230,931               230,931
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           23,137,829            23,609,162
    Net income                                                                     484,257             2,228,667
    Distributions ($0.023 and $0.090 per
       limited partner unit, respectively)                                        (675,000)           (2,700,000)
                                                                        -------------------    ------------------
                                                                                22,947,086            23,137,829
                                                                        -------------------    ------------------

Total partners' capital                                                     $   23,178,017         $  23,368,760
                                                                        ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                                --------------    ---------------


  Net cash provided by operating activities                                        $  782,486         $  762,831
                                                                                --------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                              (675,000)          (675,000)
      Distributions to holders of minority interests                                  (48,328)           (48,673)
                                                                                --------------    ---------------
         Net cash used in financing activities                                       (723,328)          (723,673)
                                                                                --------------    ---------------

  Net increase in cash and cash equivalents                                            59,158             39,158

  Cash and cash equivalents at beginning of quarter                                   995,838            988,102
                                                                                --------------    ---------------

  Cash and cash equivalents at end of quarter                                     $ 1,054,996        $ 1,027,260
                                                                                ==============    ===============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            quarter                                                                $  675,000         $  675,000
                                                                                ==============    ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 83% interest in San Antonio #849 Joint Venture, its 79% interest in CNL Mansfield Joint Venture, its 56% interest in Duluth Joint Venture, its 68.75% interest in CNL VII, XV Columbus Joint Venture and its 79% interest in Arlington Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2004 and 2003, the Partnership owned 18 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        For the quarters ended March 31, 2004 and 2003, net cash provided by operating activities was $782,486 and $762,831, respectively.

        At March 31, 2004, the Partnership had $1,054,996 in cash and cash equivalents, as compared to $995,838 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based primarily on current cash from operations, the Partnership declared distributions to the limited partners of $675,000 for each of the quarters ended March 31, 2004 and 2003. This represents distributions for each applicable quarter of $0.023 per unit. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities, including distributions payable, were $887,732 at March 31, 2004, as compared to $863,350 at December 31, 2003. The increase in liabilities was the result of an increase in accounts payable and accrued expenses, real estate taxes payable, and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Rental revenues from continuing operations were $596,566 during the quarter ended March 31, 2004, as compared to $597,356 during the same period of 2003. Rental revenues from continuing operations during the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, remained relatively constant, as there was no change in the leased property portfolio.

        In December 2003, Waving Leaves, Inc., the tenant of the Properties in Orrville, Akron, Minerva and Seville, Ohio filed for Chapter 11 bankruptcy protection and rejected the lease of the Property in Orrville, Ohio. As of May 3, 2004, the Partnership has received from the guarantor all rental payments relating to these four leases. The lost revenues that would result if the guarantor were to cease making rental payments on any of these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

        The Partnership earned $123,635 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $126,621 during the same period of 2003. Net income earned by unconsolidated joint ventures during 2004, as compared to the same period of 2003, remained relatively constant, as there were no changes in the property portfolio owned by the joint ventures and tenancies in common.

        Operating expenses, including depreciation and amortization expense, were $189,281 during the quarter ended March 31, 2004, as compared to $186,346 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was partially due to the Partnership incurring additional general operating and administrative expenses, including legal fees.

        The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

        In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.


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

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th day of May, 2004


                            CNL INCOME FUND VII, LTD.

                            By:   CNL REALTY CORPORATION
                                  General Partner


                                  By:      /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                  By:     /s/ Robert A. Bourne
                                          --------------------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                           Accounting Officer)

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