Form 10-Q
period 2004-06-30
CNL INCOME FUND VII LTD
filed 2004-08-12
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2963871
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS



                                                                           Page
Part I.

         Item 1.    Financial Statements:

                        Condensed Balance Sheets                           1

                        Condensed Statements of Income                     2

                        Condensed Statements of Partners' Capital          3

                        Condensed Statements of Cash Flows                 4

                        Notes to Condensed Financial Statements            5-7

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                8-10

         Item 3.    Quantitative and Qualitative Disclosures About
                        Market Risk                                        10

         Item 4.    Controls and Procedures                                10


Part II.

         Other Information                                                 11-12

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                            June 30,             December 31,
                                                              2004                   2003
                                                       ------------------     ------------------
                        ASSETS

   Real estate properties with operating leases, net   $      15,364,057      $      15,516,336
   Net investment in direct financing leases                   2,984,900              3,057,744
   Investment in joint ventures                                5,195,145              5,226,092
   Cash and cash equivalents                                   1,010,026                995,838
   Receivables                                                        --                 94,390
   Accrued rental income                                       1,098,409              1,091,275
   Other assets                                                   87,651                 85,335
                                                       ------------------     ------------------

                                                       $      25,740,188      $      26,067,010
                                                       ==================     ==================

           LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses               $          20,897      $           6,324
   Real estate taxes payable                                      14,480                  3,656
   Distributions payable                                         675,000                675,000
   Due to related parties                                         17,034                 11,333
   Rents paid in advance                                          86,404                 81,463
   Deferred rental income                                        113,541                117,093
                                                       ------------------     ------------------
       Total liabilities                                         927,356                894,869

   Minority interests                                          1,795,593              1,803,381

   Partners' capital                                          23,017,239             23,368,760
                                                       ------------------     ------------------

                                                       $      25,740,188      $      26,067,010
                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                Quarter Ended                  Six Months Ended
                                                                   June 30,                        June 30,
                                                            2004             2003             2004             2003
                                                       --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases                $     503,835    $     502,007    $   1,007,872    $   1,002,701
    Earned income from direct financing leases                91,411           95,678          183,940          192,340
    Contingent rental income                                     630              188            2,667              815
    Interest and other income                                     --              966              202            1,502
                                                       --------------   --------------   --------------   --------------
                                                             595,876          598,839        1,194,681        1,197,358
                                                       --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                      64,457           58,081          146,154          129,082
    Property related                                           9,519            4,898           11,086           10,407
    State and other taxes                                      5,564               --           34,530           31,806
    Depreciation and amortization                             79,937           74,250          156,988          152,280
                                                       --------------   --------------   --------------   --------------
                                                             159,477          137,229          348,758          323,575
                                                       --------------   --------------   --------------   --------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures                436,399          461,610          845,923          873,783

Minority interests                                           (49,176)         (48,206)         (98,078)         (94,401)

Equity in earnings of unconsolidated joint ventures          126,999          125,752          250,634          252,373
                                                       --------------   --------------   --------------   --------------

Net income                                             $     514,222    $     539,156    $     998,479    $   1,031,755
                                                       ==============   ==============   ==============   ==============

Income per limited partner unit                        $       0.017    $       0.018    $       0.033    $       0.034
                                                       ==============   ==============   ==============   ==============
Weighted average number of limited partner
    units outstanding                                     30,000,000       30,000,000       30,000,000       30,000,000
                                                       ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                              Six Months Ended         Year Ended
                                                  June 30,            December 31,
                                                    2004                  2003
                                             ------------------    ------------------

General partners:
    Beginning balance                        $         230,931     $         230,931
    Net income                                              --                    --
                                             ------------------    ------------------
                                                       230,931               230,931
                                             ------------------    ------------------

Limited partners:
    Beginning balance                               23,137,829            23,609,162
    Net income                                         998,479             2,228,667
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)          (1,350,000)           (2,700,000)
                                             ------------------    ------------------
                                                    22,786,308            23,137,829
                                             ------------------    ------------------

Total partners' capital                      $      23,017,239     $      23,368,760
                                             ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                               2004              2003
                                                          --------------    --------------


  Net cash provided by operating activities               $   1,470,054     $   1,438,117
                                                          --------------    --------------

  Cash flows from financing activities:
      Distributions to limited partners                      (1,350,000)       (1,350,000)
      Distributions to holders of minority interests           (105,866)         (101,261)
                                                          --------------    --------------
         Net cash used in financing activities               (1,455,866)       (1,451,261)
                                                          --------------    --------------

  Net increase (decrease) in cash and cash equivalents           14,188           (13,144)

  Cash and cash equivalents at beginning of period              995,838           988,102
                                                          --------------    --------------

  Cash and cash equivalents at end of period              $   1,010,026     $     974,958
                                                          ==============    ==============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            period                                        $     675,000     $     675,000
                                                          ==============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures

         During 2003, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. During 2004, the contract was terminated and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Investment in Joint Ventures - Continued

         CNL Restaurant Investments II owns five properties. Des Moines Real Estate Joint Venture, TGIF Pittsburgh Joint Venture and CNL VII & XVII Lincoln Joint Venture each own one property. In addition, the
         Partnership and affiliates, in four separate tenancy in common arrangements, each own one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                      June 30,       December 31,
                                                        2004             2003
                                                   --------------   --------------
          Real estate properties with operating
              leases, net                          $  14,044,828    $  14,218,282
          Net investment in direct financing
              leases                                     875,543          883,215
          Cash                                            50,343           73,039
          Receivables                                      2,798               --
          Accrued rental income                          505,547          467,513
          Liabilities                                     15,987           42,890
          Partners' capital                           15,463,072       15,599,159


                                 Quarter Ended                   Six Months Ended
                                   June 30,                          June 30,
                             2004             2003             2004             2003
                        --------------   --------------   --------------   --------------

          Revenues      $     468,782    $     465,897    $     931,608    $     936,086
          Expenses            (87,747)         (88,467)        (177,714)        (177,252)
                        --------------   --------------   --------------   --------------

          Net income    $     381,035    $     377,430    $     753,894    $     758,834
                        ==============   ==============   ==============   ==============


         The Partnership recognized income of $250,634 and $252,373 during the six months ended June 30, 2004 and 2003, respectively, $126,999 and $125,752 of which were earned during the second quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

4.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

4.       Subsequent Event - Continued

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $30.21 million, consisting of approximately $25.26 million in cash and approximately $4.95 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $188,000 consisting of approximately $157,000 in cash and approximately $31,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2004 and 2003, we owned 18 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $1,470,054 and $1,438,117, respectively.

         At June 30, 2004, we had $1,010,026 in cash and cash equivalents, as compared to $995,838 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004, after payment of distributions and other liabilities, may be used to invest in an additional Property and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based primarily on current cash from operations, we declared distributions to the limited partners of $1,350,000 for each of the six months ended June 30, 2004 and 2003 ($675,000 for each applicable quarter). This represents distributions of $0.045 per unit for each of the six months ended June 30, 2004 and 2003 ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $927,356 at June 30, 2004, as compared to $894,869 at December 31, 2003. The increase in liabilities was the result of an increase in accounts payable and accrued expenses and real estate taxes payable. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,191,812 during the six months ended June 30, 2004, as compared to $1,195,041 during the same period of 2003, $595,246 and $597,685 of which were earned during the second quarter of 2004 and 2003, respectively. Rental revenues from continuing operations during the quarter and six months ended June 30, 2004, as compared to the same periods of 2003, remained relatively constant, as the leased property portfolio did not change.

         In December 2003, Waving Leaves, Inc., the tenant of the Properties in Orrville, Akron, Minerva and Seville, Ohio filed for Chapter 11 bankruptcy protection. In May 2004, the leases were assigned to and assumed by Hardee's Food Systems, Inc. As of August 9, 2004, we have received all rental payments relating to these leases.

         We earned $250,634 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $252,373 during the same period of 2003, $126,999 and $125,752 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same periods of 2003, remained relatively constant, as the property portfolio owned by the joint ventures and tenancies in common did not change. During 2003, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. During 2004, the contract was terminated and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

         Operating expenses, including depreciation and amortization expense, were $348,758 during the six months ended June 30, 2004, as compared to $323,575 during the same period of 2003, $159,477 and $137,229 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including legal fees.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, CNL Mansfield Joint Venture, Duluth Joint Venture, CNL VII, XV Columbus Joint Venture, and Arlington Joint Venture, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant

Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $30.21 million, consisting of approximately $25.26 million in cash and approximately $4.95 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $188,000 consisting of approximately $157,000 in cash and approximately $31,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.    CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         -----------------

Item 2.  Changes in Securities.   Inapplicable.
         ---------------------

Item 3.  Default upon Senior Securities.   Inapplicable.
         ------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ---------------------------------------------------

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                                              SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004


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