Form 10-Q
period 2004-09-30
CNL INCOME FUND VII LTD
filed 2004-11-15
CIK 856203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-19140
                     ---------------------------------------


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2963871
--------------------------------                --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


       450 South Orange Avenue
           Orlando, Florida                                  32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS



                                                                           Page

Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          10

     Item 4.      Controls and Procedures                                  10-11


Part II.

     Other Information                                                    12-13

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                2004                    2003
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                      $     16,116,419       $      16,352,461
   Net investment in direct financing leases                                     2,946,766               3,057,744
   Real estate held for sale                                                            --               1,575,355
   Investment in joint ventures                                                  4,249,404               4,298,683
   Cash and cash equivalents                                                     2,087,197                 996,918
   Receivables                                                                          --                  94,390
   Accrued rental income                                                         1,182,674               1,164,712
   Other assets                                                                     85,265                  85,335
                                                                         ------------------     -------------------

                                                                          $     26,667,725       $      27,625,598
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                  $         60,023       $           6,378
   Real estate taxes payable                                                        10,062                   3,656
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           17,064                  11,333
   Rents paid in advance                                                            86,820                  81,463
   Deferred rental income                                                           81,551                 117,093
                                                                         ------------------     -------------------
       Total liabilities                                                           930,520                 894,923

   Minority interests                                                            2,864,008               3,361,915

   Partners' capital                                                            22,873,197              23,368,760
                                                                         ------------------     -------------------

                                                                             $  26,667,725           $  27,625,598
                                                                         ==================     ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                              Quarter Ended                 Nine Months Ended
                                                              September 30,                   September 30,
                                                           2004            2003           2004            2003
                                                       -------------    ------------  -------------  ---------------
Revenues:
    Rental income from operating leases                $    526,118     $   524,381   $  1,578,661    $   1,571,754
    Earned income from direct financing leases               90,258          94,661        274,198          287,001
    Contingent rental income                                  1,590              --          4,257              815
    Interest and other income                                   387          26,555            589           28,057
                                                       -------------    ------------  -------------  ---------------
                                                            618,353         645,597      1,857,705        1,887,627
                                                       -------------    ------------  -------------  ---------------

Expenses:
    General operating and administrative                     89,734          53,116        235,976          182,198
    Property related                                          7,979           6,846         19,065           17,001
    State and other taxes                                        --           2,747         34,530           34,553
    Depreciation and amortization                            81,128          78,681        243,198          236,043
                                                       -------------    ------------  -------------  ---------------
                                                            178,841         141,390        532,769          469,795
                                                       -------------    ------------  -------------  ---------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures               439,512         504,207      1,324,936        1,417,832

Minority interests                                          (74,290)        (77,984)      (223,916)        (224,086)

Equity in earnings of unconsolidated joint ventures         103,513         101,823        308,780          308,776
                                                       -------------    ------------  -------------  ---------------

Income from continuing operations                           468,735         528,046      1,409,800        1,502,522
                                                       -------------    ------------  -------------  ---------------

Discontinued operations:
      Income from discontinued operations                    57,522          41,615        141,033          124,930
      Gain on disposal of discontinued operations            32,985              --         32,985               --
      Minority interest                                     (28,284)        (13,005)       (54,381)         (39,041)
                                                       -------------    ------------  -------------  ---------------
                                                             62,223          28,610        119,637           85,889
                                                       -------------    ------------  -------------  ---------------

Net income                                             $    530,958     $   556,656   $  1,529,437    $   1,588,411
                                                       =============    ============  =============  ===============

Income per limited partner unit:
      Continuing operations                            $      0.016     $     0.018   $      0.047    $       0.050
      Discontinued operations                                 0.002           0.001          0.004            0.003
                                                       -------------    ------------  -------------  ---------------
                                                       $      0.018     $     0.019   $      0.051    $       0.053
                                                       =============    ============  =============  ===============

Weighted average number of limited partner
    units outstanding                                    30,000,000      30,000,000     30,000,000       30,000,000
                                                       =============    ============  =============  ===============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Nine Months Ended          Year Ended
                                                                          September 30,           December 31,
                                                                               2004                   2003
                                                                      ---------------------    ------------------
General partners:
    Beginning balance                                                  $           230,931      $        230,931
    Net income                                                                          --                    --
                                                                      ---------------------    ------------------
                                                                                   230,931               230,931
                                                                      ---------------------    ------------------

Limited partners:
    Beginning balance                                                           23,137,829            23,609,162
    Net income                                                                   1,529,437             2,228,667
    Distributions ($0.068 and $0.090 per
       limited partner unit, respectively)                                      (2,025,000)           (2,700,000)
                                                                      ---------------------    ------------------
                                                                                22,642,266            23,137,829
                                                                      ---------------------    ------------------

Total partners' capital                                                $        22,873,19       $     23,368,760
                                                                      =====================    ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2004               2003
                                                                                --------------    ---------------

  Net cash provided by operating activities                                      $  2,291,483      $   2,369,229
                                                                                --------------    ---------------

  Cash flows from investing activities:
       Proceeds from sale of assets                                                 1,600,000                 --
                                                                                --------------    ---------------
         Net cash provided by investing activities                                  1,600,000                 --
                                                                                --------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                            (2,025,000)        (2,025,000)
      Distributions to holders of minority interests                                 (776,204)          (308,350)
                                                                                --------------    ---------------
         Net cash used in financing activities                                     (2,801,204)        (2,333,350)
                                                                                --------------    ---------------

  Net increase in cash and cash equivalents                                         1,090,279             35,879

  Cash and cash equivalents at beginning of period                                    996,918            989,165
                                                                                --------------    ---------------

  Cash and cash equivalents at end of period                                     $  2,087,197      $   1,025,044
                                                                                ==============    ===============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            period                                                               $    675,000      $     675,000
                                                                                ==============    ===============


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 83% interest in San Antonio #849 Joint Venture, its 79% interest in CNL Mansfield Joint Venture, its 56% interest in Duluth Joint Venture, its 36.88% interest in TGIF Pittsburgh Joint Venture and its 79% interest in Arlington Joint Venture using the consolidation method. Prior to the liquidation of CNL VII, XV Columbus Joint Venture, in September 2004, the Partnership accounted for its 68.75% interest in the joint venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which had been accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Discontinued Operations

         In August 2004, CNL VII, XV Columbus Joint Venture, in which the Partnership owned a 68.75% interest and accounted for under the consolidation method, entered into an agreement with a third party to sell its property in Columbus, Georgia. In August 2004, the joint venture sold this property and received net sales proceeds of $1,600,000, resulting in a gain of approximately $33,000 on disposal of discontinued operations. As a result of the sale, the joint venture was dissolved, and approximately $499,700 was paid to the minority interest holder, representing its pro-rata share of the liquidating distribution.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for this property.

                                                   Quarter Ended                    Nine Months Ended
                                                   September 30,                      September 30,
                                               2004             2003             2004             2003
                                           --------------   --------------   --------------  ----------------

              Rental revenues               $     60,840    $      51,815    $     164,469    $      155,444
              Expenses                            (3,318)         (10,200)         (23,436)          (30,514)
                                           --------------   --------------   --------------  ----------------
              Income from discontinued
                  operations                $     57,522    $      41,615    $     141,033    $      124,930
                                           ==============   ==============   ==============  ================


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

         CNL Restaurant Investments II owns five properties. Des Moines Real Estate Joint Venture and CNL VII & XVII Lincoln Joint Venture each own one property. In addition, the Partnership and affiliates, in four separate tenancy in common arrangements, each own one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                    September 30,                    December 31,
                                                                        2004                             2003
                                                                   ----------------                 ----------------
          Real estate properties with operating                    $    11,639,216                  $    11,861,912
              leases, net
          Net investment in direct financing
              leases                                                       871,563                          883,215
          Cash                                                              14,173                           71,961
          Receivables                                                       10,691                               --
          Accrued rental income                                            368,489                          338,964
          Liabilities                                                        3,842                           42,836
          Partners' capital                                             12,900,290                       13,113,216

                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                      2004              2003             2004            2003
                                                   ------------    ----------------  -------------  ----------------

          Revenues                                 $    397,051     $      393,404   $   1,180,359  $     1,181,189
          Expenses                                      (77,143)           (78,945)       (229,570)        (231,053)
                                                   ------------    ----------------  -------------  ----------------

          Net income                               $    319,908     $      314,459   $     950,789   $      950,136
                                                   ============    ================  =============  ================

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


3.       Investment in Joint Ventures - Continued

         The Partnership recognized income of $308,780 and $308,776 during the nine months ended September 30, 2004 and 2003, respectively, $103,513 and $101,823 of which were earned during the third quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $30.21 million, consisting of approximately $25.26 million in cash and approximately $4.95 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $188,000 consisting of approximately $157,000 in cash and approximately $31,000 in preferred stock.
                                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 18 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 18 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $30.21 million, consisting of approximately $25.26 million in cash and approximately $4.95 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $188,000 consisting of approximately $157,000 in cash and approximately $31,000 in preferred stock.

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

Capital Resources

         For the nine months ended September 30, 2004 and 2003, net cash provided by operating activities was $2,291,483 and $2,369,229, respectively.

         In August 2004, CNL VII, XV Columbus Joint Venture, in which we owned a 68.75% interest and accounted for under the consolidation method, sold its Property in Columbus, Georgia and received net sales proceeds of $1,600,000, resulting in a gain on disposal of discontinued operations of approximately $33,000. As a result of the sale of the Property, the joint venture was dissolved, and $499,690 was paid to the minority interest holder, representing its pro-rata share of the liquidating distribution. We may reinvest the net sales proceeds in additional Properties or use the sales proceeds to pay liabilities.

         At September 30, 2004, we had $2,087,197 in cash and cash equivalents, as compared to $996,918 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents was primarily a result of holding sales proceeds, net of the amount distributed to the minority interest holder. The funds remaining at September 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based primarily on current cash from operations, we declared distributions to the limited partners of $2,025,000 for each of the nine months ended September 30, 2004 and 2003 ($675,000 for each applicable quarter). This represents distributions of $0.068 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $930,520 at September 30, 2004, as compared to $894,923 at December 31, 2003. The increase in liabilities was primarily the result of an increase in accounts payable and accrued expenses. The increase in liabilities was partially offset by a decrease in deferred rental income. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,852,859 during the nine months ended September 30, 2004, as compared to $1,858,755 during the same period of 2003, $616,376 and $619,042 of which were earned during the third quarter of 2004 and 2003, respectively. Rental revenues from continuing operations during the quarter and nine months ended September 30, 2004, as compared to the same periods of 2003, remained relatively constant because the only change in the Property portfolio related to a Property accounted for as discontinued operations.

         In December 2003, Waving Leaves, Inc., the tenant of the Properties in Orrville, Akron, Minerva and Seville, Ohio filed for Chapter 11 bankruptcy protection. In May 2004, the leases were assigned to and assumed by Hardee's Food Systems, Inc. As of November 5, 2004, we have received all rental payments relating to these leases.

         We earned $308,780 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $308,776 during the same period of 2003, $103,513 and $101,823 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same periods of 2003, remained relatively constant, as the property portfolio owned by the joint ventures and tenancies in common did not change. During 2003, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. During 2004, the contract was terminated and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

         Operating expenses, including depreciation and amortization expense, were $532,769 during the nine months ended September 30, 2004, as compared to $469,795 during the same period of 2003, $178,841 and $141,390 of which were incurred during the quarters ended September 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $141,033 as compared to $124,930 during the same period of 2003, $57,522 and $41,615 of which were earned during the quarters ended September 30, 2004 and 2003. In August 2004, CNL VII, XV Columbus Joint Venture, in which we owned a 68.75% interest and accounted for under the consolidation method, sold its property in Columbus, Georgia to a third party resulting in a gain on disposal of discontinued operations of approximately $33,000. The amount of income and gain attributed to the owner of the 31.25% interest was $54,381 and $39,041 during the nine months ended September 30, 2004 and 2003, respectively, of which $28,284 and $13,005 related to the quarters ended September 30, 2004 and 2003, respectively.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, CNL Mansfield Joint Venture, Duluth Joint Venture, TGIF Pittsburgh Joint Venture and Arlington Joint Venture, which had been accounted for under the equity method. Prior to its liquidation in September 2004, CNL VII, XV Columbus Joint Venture was also consolidated and had previously been accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.


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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition VII, LLC, and CNL Income Fund VII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004


                                CNL INCOME FUND VII, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                Exhibits


                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition VII, LLC, and CNL Income Fund VII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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