Form 10-Q/A
period 2004-03-31
CNL INCOME FUND VII LTD
filed 2004-12-09
CIK 856203

FORM 10-Q/A

                           Amendment No.1 to Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2963871
---------------------------------              ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


        450 South Orange Avenue
           Orlando, Florida                                 32801
----------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

         This amendment on Form 10-Q/A to Form 10-Q of CNL Income Fund VII, Ltd. (the "Partnership"), for the quarter ended March 31, 2004 incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This restatement includes changes to
Part I Items, Item 1 and Item 2. See Note 1 to our Condensed Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 14, 2004.

         This Form 10-Q/A also includes restatements of previously reported historical financial data and related descriptions for the quarter ended March 31, 2004. During the quarter ended September 30, 2004 the Partnership reassessed the manner in which it had implemented FASB Interpretation No. 46R during the quarter ended March 31, 2004 and determined that one additional joint venture, TGIF Pittsburgh Joint Venture, should have been consolidated. The financial statements have been restated for all periods presented to consolidate this joint venture. The restatement had no effect on previously reported net income or partners' capital

                                    CONTENTS



                                                                           Page

Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                                1

                   Condensed Statements of Income                          2

                   Condensed Statements of Partners' Capital               3

                   Condensed Statements of Cash Flows                      4

                   Notes to Condensed Financial Statements                 5-7

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8-9

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                             9

     Item 4.   Controls and Procedures                                     10


Part II.

     Other Information                                                     11-12

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2004                    2003
                                                                           (as restated)          (as restated)
                                                                         ------------------     ------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  17,784,072          $  17,872,706
   Net investment in direct financing leases                                     3,021,881              3,057,744
   Investment in joint ventures                                                  4,289,303              4,298,683
   Cash and cash equivalents                                                     1,056,023                996,918
   Receivables                                                                          --                 94,390
   Accrued rental income                                                         1,201,583              1,188,303
   Other assets                                                                     73,328                 85,335
                                                                         ------------------     ------------------

                                                                             $  27,426,190          $  27,594,079
                                                                         ==================     ==================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     24,288          $       6,378
   Real estate taxes payable                                                         9,068                  3,656
   Distributions payable                                                           675,000                675,000
   Due to related parties                                                           29,061                 11,333
   Rents paid in advance                                                            66,205                 81,463
   Deferred rental income                                                           84,233                 85,574
                                                                         ------------------     ------------------
       Total liabilities                                                           887,855                863,404

   Minority interests                                                            3,360,318              3,361,915

   Partners' capital                                                            23,178,017             23,368,760
                                                                         ------------------     ------------------

                                                                             $  27,426,190          $  27,594,079
                                                                         ==================     ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               (as restated)      (as restated)
                                                                               ---------------    ---------------
  Revenues:
      Rental income from operating leases                                         $   578,187       $    574,844
      Earned income from direct financing leases                                       92,529             96,662
      Contingent rental income                                                          2,037                627
      Interest and other income                                                           202                536
                                                                               ---------------    ---------------
                                                                                      672,955            672,669
                                                                               ---------------    ---------------

  Expenses:
      General operating and administrative                                             81,994             71,001
      Property related                                                                  1,567              5,553
      State and other taxes                                                            28,966             31,806
      Depreciation and amortization                                                    89,546             90,525
                                                                               ---------------    ---------------
                                                                                      202,073            198,885
                                                                               ---------------    ---------------

  Income before minority interests and equity in earnings of
  unconsolidated joint ventures                                                       470,882            473,784

  Minority interests                                                                  (87,631)           (85,084)

  Equity in earnings of unconsolidated joint ventures                                 101,006            103,899
                                                                               ---------------    ---------------

  Net income                                                                      $   484,257       $    492,599
                                                                               ===============    ===============

  Income per limited partner unit                                              $        0.016       $      0.016
                                                                               ===============    ===============

  Weighted average number of limited partner
      units outstanding                                                            30,000,000         30,000,000
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

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                                (as restated)      (as restated)
                                                                                --------------    ---------------

  Net cash provided by operating activities                                        $  823,333         $  803,839
                                                                                --------------    ---------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                              (675,000)          (675,000)
      Distributions to holders of minority interests                                  (89,228)           (89,658)
                                                                                --------------    ---------------
         Net cash used in financing activities                                       (764,228)          (764,658)
                                                                                --------------    ---------------

  Net increase in cash and cash equivalents                                            59,105             39,181

  Cash and cash equivalents at beginning of quarter                                   996,918            989,167
                                                                                --------------    ---------------

  Cash and cash equivalents at end of quarter                                     $ 1,056,023        $ 1,028,348
                                                                                ==============    ===============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            quarter                                                                $  675,000         $  675,000
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

         The Partnership accounts for its 83% interest in San Antonio #849 Joint Venture, its 79% interest in CNL Mansfield Joint Venture, its 56% interest in Duluth Joint Venture, its 68.75% interest in CNL VII, XV Columbus Joint Venture, its 79% interest in Arlington Joint Venture and its 36.88% interest in TGIF Pittsburgh Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

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

         This Form 10-Q/A includes changes made to the Form 10-Q for the quarter ended March 31, 2004 as filed on May 14, 2004 and it also includes restatements of previously reported financial data and related descriptions for the quarter ended March 31, 2003. The Partnership determined that upon adoption of FIN 46R that one additional joint venture previously accounted for on the equity method should have been consolidated. The restatements had no effect on partners' capital or net income. The following is a summary of the effects of the restatement on the Partnership's previously reported financial statements:

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation - Continued

                    Restatements on Condensed Balance Sheets

                                                              March 31, 2004                 December 31, 2003
                                                       ------------------------------  ------------------------------
                                                                                             As
                                                                                         previously
                                                            As                            reported
                                                        previously           As            in the           As
                                                         reported         restated       Form 10-Q        restated
                                                       -------------    -------------  -------------  ---------------

Real estate properties with operating leases, net      $ 15,440,197     $ 17,784,072    $15,516,336   $   17,872,706
Investment in joint ventures                              5,215,444        4,289,303      5,226,092        4,298,683
Cash and cash equivalents                                 1,054,996        1,056,023        995,838          996,918
Accrued rental income                                     1,063,858        1,201,583      1,059,756        1,188,303
Accounts payable and accrued expenses                        24,288           24,288          6,324            6,378
Due to related parties                                       28,938           29,061         11,333           11,333
Minority interests                                        1,803,955        3,360,318      1,803,381        3,361,915


                 Restatements on Condensed Statements of Income

                                                                            For the quarter
                                                                         ended March 31, 2004

                                                                           As
                                                                       previously          As
                                                                        reported        restated
                                                                     -------------    ------------

               Rental income from operating leases                    $   504,037      $  578,187

               Expenses:
                   General operating and administrative                    81,697          81,994
                   Depreciation and amortization                           77,051          89,546

               Minority interests                                         (48,902)        (87,631)

               Equity in earnings of unconsolidated joint ventures        123,635         101,006


                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003

1.       Basis of Presentation - Continued

                                                                            For the quarter
                                                                         ended March 31, 2003

                                                                             As
                                                                         previously
                                                                          reported
                                                                           in the             As
                                                                         Form 10-Q         restated
                                                                       -------------     ------------

               Rental income from operating leases                      $    500,694     $   574,844

               Expenses:
                   Property related                                            5,509           5,553
                   Depreciation and amortization                              78,030          90,525

               Minority interests                                            (46,195)        (85,084)

               Equity in earnings of unconsolidated joint ventures           126,621         103,899


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

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Partnership's previous financial statements as of March 31, 2004 and March 31, 2003 as described in Note 1 to the Partnership's condensed financial statements. The restatement was necessary to consolidate an additional joint venture, TGIF Pittsburgh Joint Venture, previously accounted for under the equity method that is required to be consolidated under FIN 46R. The restatement had no effect on previously reported net income or partners' capital.

Capital Resources

         For the quarters ended March 31, 2004 and 2003, net cash provided by operating activities was $823,333 and $803,839, respectively.

         At March 31, 2004, the Partnership had $1,056,023 in cash and cash equivalents, as compared to $996,918 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         Total liabilities, including distributions payable, were $887,855 at March 31, 2004, as compared to $863,404 at December 31, 2003. The increase in liabilities was the result of an increase in accounts payable and accrued expenses, real estate taxes payable, and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $670,716 during the quarter ended March 31, 2004, as compared to $671,506 during the same period of 2003. Rental revenues from continuing operations during the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, remained relatively constant, as there was no change in the leased property portfolio.

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

         The Partnership earned $101,006 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $103,899 during the same period of 2003. Net income earned by unconsolidated joint ventures during 2004, as compared to the same period of 2003, remained relatively constant, as there were no changes in the property portfolio owned by the joint ventures and tenancies in common.

         Operating expenses, including depreciation and amortization expense, were $202,073 during the quarter ended March 31, 2004, as compared to $198,885 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was partially due to the Partnership incurring additional general operating and administrative expenses, including legal fees.

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

         This Form 10-Q/A includes a restatement of previously issued financial statements for the three months ended March 31, 2004 and 2003 to consolidate an additional joint venture, TGIF Pittsburgh Joint Venture, previously accounted for on the equity method. These restatements had no effect on partners' capital or net income.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officer of the corporate general partner has evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective.

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

                31.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of December, 2004


                               CNL INCOME FUND VII, LTD.

                               By:   CNL REALTY CORPORATION
                                     General Partner


                                     By:  /s/ Robert A. Bourne
                                         ---------------------------------------
                                          ROBERT A. BOURNE
                                          President and Chief Executive Officer

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

                31.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 32.1