Form 10-Q/A
period 2004-06-30
CNL INCOME FUND VII LTD
filed 2004-12-09
CIK 856203

FORM 10-Q/A

                          Amendment No. 1 to Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund VII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                    59-2963871
---------------------------------             ----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


       450 South Orange Avenue
           Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

         This amendment on Form 10-Q/A to Form 10-Q of CNL Income Fund VII, Ltd. (the "Partnership"), for the quarter ended June 30, 2004 incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This restatement includes changes to
Part I Items, Item 1 and Item 2. See Note 1 to our Condensed Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on August 12, 2004.

         This Form 10-Q/A also includes restatements of previously reported historical financial data and related descriptions for the quarter ended June 30, 2004. During the quarter ended September 30, 2004 the Partnership reassessed the manner in which it had implemented FASB Interpretation No. 46R during the quarter ended March 31, 2004 and determined that one additional joint venture, TGIF Pittsburgh Joint Venture, should have been consolidated. The financial statements have been restated for all periods presented to consolidate this joint venture. The restatement had no effect on previously reported net income or partners' capital.

                                    CONTENTS



                                                                           Page

Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                               1

                    Condensed Statements of Income                         2

                    Condensed Statements of Partners' Capital              3

                    Condensed Statements of Cash Flows                     4

                    Notes to Condensed Financial Statements                5-9

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10-12

     Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                            12

     Item 4.   Controls and Procedures                                     12


Part II.

     Other Information                                                     13-14

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              June 30,              December 31,
                                                                               2004                     2003
                                                                           (as restated)           (as restated)
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  17,695,436           $  17,872,706
   Net investment in direct financing leases                                     2,984,900               3,057,744
   Investment in joint ventures                                                  4,270,184               4,298,683
   Cash and cash equivalents                                                     1,011,056                 996,918
   Receivables                                                                          --                  94,390
   Accrued rental income                                                         1,245,309               1,219,822
   Other assets                                                                     87,651                  85,335
                                                                         ------------------     -------------------

                                                                             $  27,294,536           $  27,625,598
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     20,897             $     6,378
   Real estate taxes payable                                                        14,480                   3,656
   Distributions payable                                                           675,000                 675,000
   Due to related parties                                                           17,036                  11,333
   Rents paid in advance                                                            86,404                  81,463
   Deferred rental income                                                          113,541                 117,093
                                                                         ------------------     -------------------
       Total liabilities                                                           927,358                 894,923

   Minority interests                                                            3,349,939               3,361,915

   Partners' capital                                                            23,017,239              23,368,760
                                                                         ------------------     -------------------

                                                                             $  27,294,536           $  27,625,598
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                              Quarter Ended                 Six Months Ended
                                                                 June 30,                       June 30,
                                                           2004             2003          2004            2003
                                                           (as              (as           (as             (as
                                                        restated)         restated)    (restated)      (restated)
                                                       -------------    ------------  -------------  ---------------
Revenues:
    Rental income from operating leases                   $ 577,985       $ 576,157    $ 1,156,172      $ 1,151,001
    Earned income from direct financing leases               91,411          95,678        183,940          192,340
    Contingent rental income                                    630             188          2,667              815
    Interest and other income                                    --             966            202            1,502
                                                       -------------    ------------  -------------  ---------------
                                                            670,026         672,989      1,342,981        1,345,658
                                                       -------------    ------------  -------------  ---------------

Expenses:
    General operating and administrative                     64,457          58,081        146,451          129,082
    Property related                                          9,519           5,007         11,086           10,560
    State and other taxes                                     5,564              --         34,530           31,806
    Depreciation and amortization                            92,432          86,745        181,978          177,270
                                                       -------------    ------------  -------------  ---------------
                                                            171,972         149,833        374,045          348,718
                                                       -------------    ------------  -------------  ---------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures               498,054         523,156        968,936          996,940

Minority interests                                          (88,093)        (87,054)      (175,724)        (172,138)

Equity in earnings of unconsolidated joint ventures         104,261         103,054        205,267          206,953
                                                       -------------    ------------  -------------  ---------------

Net income                                                $ 514,222       $ 539,156      $ 998,479      $ 1,031,755
                                                       =============    ============  =============  ===============

Income per limited partner unit                           $   0.017     $     0.018      $   0.033      $     0.034
                                                       =============    ============  =============  ===============

Weighted average number of limited partner
    units outstanding                                    30,000,000      30,000,000     30,000,000       30,000,000
                                                       =============    ============  =============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Six Months Ended          Year Ended
                                                                            June 30,             December 31,
                                                                              2004                   2003
                                                                      --------------------    ------------------

General partners:
    Beginning balance                                                         $    230,931     $         230,931
    Net income                                                                          --                    --
                                                                       --------------------    ------------------
                                                                                   230,931               230,931
                                                                       --------------------    ------------------

Limited partners:
    Beginning balance                                                           23,137,829            23,609,162
    Net income                                                                     998,479             2,228,667
    Distributions ($0.045 and $0.090 per
       limited partner unit, respectively)                                      (1,350,000)           (2,700,000)
                                                                       --------------------    ------------------
                                                                                22,786,308            23,137,829
                                                                       --------------------    ------------------

Total partners' capital                                                     $   23,017,239     $      23,368,760
                                                                       ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    2004                2003
                                                                                (as restated)      (as restated)
                                                                                --------------    ---------------


  Net cash provided by operating activities                                       $ 1,551,840     $    1,520,123
                                                                                --------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                            (1,350,000)        (1,350,000)
      Distributions to holders of minority interests                                 (187,702)          (183,221)
                                                                                --------------    ---------------
         Net cash used in financing activities                                     (1,537,702)        (1,533,221)
                                                                                --------------    ---------------

  Net increase (decrease) in cash and cash equivalents                                 14,138            (13,098)

  Cash and cash equivalents at beginning of period                                    996,918            989,167
                                                                                --------------    ---------------

  Cash and cash equivalents at end of period                                      $ 1,011,056         $  976,069
                                                                                ==============    ===============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            period                                                                 $  675,000         $  675,000
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

         This Form 10-Q/A includes changes made to the Form 10-Q for the quarter ended June 30, 2004 as filed on August 12, 2004 and it also includes restatements of previously reported financial data and related descriptions for the quarter ended June 30, 2003. The Partnership determined that upon adoption of FIN 46R that one additional joint venture previously accounted for on the equity method should have been consolidated. The restatements had no effect on partners' capital or net income. The following is a summary of the effects of the restatement on the Partnership's previously reported financial statements:

                            CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation - Continued

                                                                   Restatements on Condensed Balance Sheets

                                                               June 30, 2004                 December 31, 2003
                                                       ------------------------------  ------------------------------
                                                                                             As
                                                                                         previously
                                                             As                           reported
                                                         previously          As            in the            As
                                                          reported        restated       Form 10-Q        restated
                                                       -------------    -------------  -------------  ---------------

   Real estate properties with operating leases, net   $ 15,364,057     $ 17,695,436    $15,516,336   $   17,872,706
   Investment in joint ventures                           5,195,145        4,270,184      5,226,092        4,298,683
   Cash and cash equivalents                              1,010,026        1,011,056        995,838          996,918
   Accrued rental income                                  1,098,409        1,245,309      1,091,275        1,219,822
   Accounts payable and accrued expenses                     20,897           20,897          6,324            6,378
   Due to related parties                                    17,034           17,036         11,333           11,333
   Minority interests                                     1,795,593        3,349,939      1,803,381        3,361,915


                                                                Restatements on Condensed Statements of Income

                                                             For the quarter               For the six months
                                                           ended June 30, 2004             ended June 30, 2004
                                                            As               As             As              As
                                                        previously        restated      previously       restated
                                                         reported                       reported
                                                       -------------    ------------  -------------    -------------

  Rental income from operating leases                     $ 503,835       $ 577,985    $ 1,007,872      $ 1,156,172

  Expenses:
      General operating and administrative                   64,457          64,457        146,154          146,451
      Depreciation and amortization                          79,937          92,432        156,988          181,978

  Minority interests                                        (49,176)        (88,093)       (98,078)        (175,724)

  Equity in earnings of unconsolidated joint ventures       126,999         104,261        250,634          205,267

                           CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation - Continued

                                                             For the quarter               For the six months
                                                           ended June 30, 2003             ended June 30, 2003
                                                            As                              As
                                                        previously                      previously
                                                         reported                        reported
                                                          in the             As           in the            As
                                                        Form 10-Q         restated      Form 10-Q        restated
                                                       -------------    ------------  -------------    -------------

Rental income from operating leases                       $ 502,007       $ 576,157    $ 1,002,701      $ 1,151,001

Expenses:
    Property related                                          4,898           5,007         10,407           10,560
    Depreciation and amortization                            74,250          86,745        152,280          177,270

Minority interests                                          (48,206)        (87,054)       (94,401)        (172,138)

Equity in earnings of unconsolidated joint ventures         125,752         103,054        252,373          206,953

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

                           CNL INCOME FUND VII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Investment in Joint Ventures - Continued

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                       June 30,                       December 31,
                                                                         2004                             2003
                                                                   ----------------                 ----------------
          Real estate properties with operating                    $    11,713,448                     $ 11,861,912
              leases, net
          Net investment in direct financing
              leases                                                       875,543                          883,215
          Cash                                                              49,316                           71,960
          Receivables                                                        2,798                               --
          Accrued rental income                                            358,647                          338,964
          Liabilities                                                       15,985                           42,836
          Partners' capital                                             12,983,767                       13,113,215


                                                            Quarter Ended                   Six Months Ended
                                                              June 30,                          June 30,
                                                      2004              2003             2004            2003
                                                   ------------    ---------------  -------------   --------------

          Revenues                                  $   394,635      $    391,747    $   783,308     $    787,786
          Expenses                                      (75,252 )         (75,863)      (152,427)        (152,109)
                                                   ------------    ---------------  -------------   --------------

          Net income                                $   319,383      $    315,884    $   630,881     $    635,677
                                                   ============    ===============  =============   ==============

         The Partnership recognized income of $205,267 and $206,953 during the six months ended June 30, 2004 and 2003, respectively, $104,261 and $103,054 of which were earned during the second quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

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

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Partnership's previous financial statements as of June 30, 2004 and June 30, 2003 as described in Note 1 to the Partnership's condensed financial statements. The restatement was necessary to consolidate an additional joint venture, TGIF Pittsburgh Joint Venture, previously accounted for under the equity method that is required to be consolidated under FIN 46R. The restatement had no effect on previously reported net income or partners' capital.

Capital Resources

         For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $1,551,840 and $1,520,123, respectively.

         At June 30, 2004, we had $1,011,056 in cash and cash equivalents, as compared to $996,918 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004, after payment of distributions and other liabilities, may be used to invest in an additional Property and to meet our working capital needs.

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

         Total liabilities, including distributions payable, were $927,358 at June 30, 2004, as compared to $894,923 at December 31, 2003. The increase in liabilities was the result of an increase in accounts payable and accrued expenses and real estate taxes payable. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements. Results of Operations

         Rental revenues from continuing operations were $1,340,112 during the six months ended June 30, 2004, as compared to $1,343,341 during the same period of 2003, $669,396 and $671,835 of which were earned during the second quarter of 2004 and 2003, respectively. Rental revenues from continuing operations during the quarter and six months ended June 30, 2004, as compared to the same periods of 2003, remained relatively constant, as the leased property portfolio did not change.

         In December 2003, Waving Leaves, Inc., the tenant of the Properties in Orrville, Akron, Minerva and Seville, Ohio filed for Chapter 11 bankruptcy protection. In May 2004, the leases were assigned to and assumed by Hardee's Food Systems, Inc. As of August 9, 2004, we have received all rental payments relating to these leases.

         We earned $205,267 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $206,953 during the same period of 2003, $104,261 and $103,054 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same periods of 2003, remained relatively constant, as the property portfolio owned by the joint ventures and tenancies in common did not change. During 2003, CNL Restaurant Investments II, in which the Partnership owns an 18% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. During 2004, the contract was terminated and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

         Operating expenses, including depreciation and amortization expense, were $374,045 during the six months ended June 30, 2004, as compared to $348,718 during the same period of 2003, $171,972 and $149,833 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including legal fees.

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

         This Form 10-Q/A includes a restatement of previously issued financial statements for the six months ended June 30, 2004 and 2003 to consolidate an additional joint venture, TGIF Pittsburgh Joint Venture, previously accounted for on the equity method. These restatements had no effect on partners' capital or net income.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officer of the corporate general partner has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective.

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

         DATED this 8th day of December 2004


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